Form 10-K
period 1995-12-31
HIGH EQUITY PARTNERS L P SERIES 88
filed 1996-04-17
CIK 831574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1995

                                       OR

[   ]    Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the Transition Period from _______to _______



                         Commission file number: 0-16855

                         HIGH EQUITY PARTNERS L.P. - SERIES 88
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        13-3394723
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

  411 West Putnam Avenue, Greenwich CT                         06830
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (203) 862-7000

Securities registered pursuant to Section 12(b) of the Act:

       None                                              None
(Title of each class)                (Name of each exchange on which registered)


Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest, $250 Per Unit
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                           DOCUMENTS INCORPORATED BY REFERENCE

Exhibit A to the Prospectus of the registrant dated September 15, 1987, filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, is incorporated by reference in Part IV of this Form 10-K.

                                     PART I

Item 1.           Business.

                  High Equity Partners L.P. - Series 88 (the "Partnership") is a Delaware limited partnership formed as of February 24, 1987. The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties, consisting of office buildings, shopping centers and other commercial and industrial properties such as industrial parks and warehouses. Resources High Equity, Inc., the Partnership's managing general partner (the "Managing General Partner"), is a Delaware corporation and a wholly-owned subsidiary of Presidio Capital Corp., a British Virgin Islands corporation ("Presidio"). Until November 3, 1994, the Managing General Partner was a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly-formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the associate general partner (the "Associate General Partner") on February 28, 1995 replacing Third Group Partners which withdrew as of that date. (The Managing General Partner and the Associate General Partner are referred to collectively hereinafter as the "General Partners.") Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate.

                  The Partnership offered 400,000 units (subject to increase to 800,000) of limited partnership interest (the "Units") through Integrated Resources Marketing, Inc., a wholly-owned subsidiary of Integrated, pursuant to the Prospectus of the Partnership dated September 15, 1987, as supplemented by Supplements dated August 19, 1988, April 28, 1989, July 20, 1989 and September 8, 1989 (collectively, the "Prospectus"), filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933, as amended. The Prospectus was filed as part of the Partnership's Registration Statement on Form S-11, Commission File No. 33-12574 (the "Registration Statement"), pursuant to which the Units were registered. As of the termination of the offering on September 14, 1989, the Partnership had accepted subscriptions for 371,766 Units for an aggregate of $92,941,500 in gross proceeds, resulting in net proceeds from the offering of $90,153,255 (gross proceeds of $92,941,500 less organization and offering costs of $2,788,245). All underwriting and sales commissions were paid by Integrated or its affiliates and not by the Partnership.

                  In August 1990, the Managing General Partner declared a special distribution of $16.96 per Unit, representing a return of uninvested gross proceeds. This return of capital lowered the aggregate gross proceeds to $86,636,349, resulting in net proceeds from the offering of $83,848,104 (gross proceeds of $86,636,349 less organization and offering costs of $2,788,245). The 3% organization and offering costs associated with the return of the original capital were non-refundable.

                  As  of  March  15,   1996,   the   Partnership   had  invested
substantially all of its total adjusted net proceeds available for investment after establishing a working capital reserve in the properties described below.

                  The Partnership's property investments which contributed more than 15% of the Partnership's total gross revenues were as follows: in 1995, TMR Warehouses, Sunrise and Livonia Plaza represented approximately 27.3%, 19.6%, and 18.4%, respectively; TMR Warehouses, Sunrise and Livonia Plaza represented approximately 27.9%, 20.3% and 19.7%, respectively, in 1994; TMR Warehouses, Sunrise and Livonia Plaza represented approximately 26%, 24% and 22%, respectively, in 1993.

                  The Partnership owned the following properties as of March 15, 1996:

                  (1) TMR Warehouses. On September 15, 1988, Tri-Columbus Associates ("Tri- Columbus"), a joint venture comprised of the Partnership, High Equity Partners L.P. - Series 86 ("HEP-86"), and IR Columbus Corp., a wholly-owned subsidiary of Integrated ("Columbus Corp."), purchased the fee simple interest in three warehouses (the "TMR Warehouses") located in Columbus, Ohio. The Partnership originally purchased a 58.68% interest in Tri-Columbus on September 15, 1988. On June 29, 1990, the Partnership closed in escrow on the purchase of an additional 20.66% interest in Tri-Columbus. The Partnership purchased the additional joint venture interest from Columbus Corp. at approximately 86% of Columbus Corp.'s original cost, pursuant to a right of first refusal contained in the joint venture agreement. Due to Integrated's bankruptcy, the transaction was submitted to the bankruptcy court for review, the approval of the bankruptcy court was obtained on September 6, 1990 and the funds were released from escrow. Purchase of this additional 20.66% interest increased the Partnership's interest in Tri-Columbus from 58.68% to 79.34%. The remaining 20.66% is held by HEP-86.

                  The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively. As of January 1, 1996 and 1995, the Orange and Grove City buildings were each 100% leased to a single tenant. As of January 1, 1995, the Hilliard property was 100% leased by Eddie Bauer, Inc. but Eddie Bauer, Inc. vacated the property in the second quarter of 1995. During 1995, management executed a three-year lease with Micro Electronics Inc. for 175,000 of Hilliard's 237,500 square foot space that had been leased to Eddie Bauer, Inc., resulting in an overall occupancy rate at Hilliard of 74% as of January 1, 1996.

                  The TMR Warehouses compete with numerous other warehouses in the market area which currently have in excess of one million square feet available.

                  (2) Melrose Crossing Shopping Center - Phase II. On February 3, 1989, the Partnership purchased the fee simple interest in Phase II of the Melrose Crossing Shopping Center ("Melrose-Phase II"). Melrose-Phase II, located in Melrose Park, Illinois, previously consisted of a 24,232 square foot retail store that had been leased to Highland Appliance, located on a parcel totalling
7.02 acres. Highland Appliance vacated in January 1992.

                  On December 22, 1992, the  Partnership  entered into a 20-year lease with Handy Andy Home Improvement Centers, Inc. ("Handy Andy"), which operates home improvement stores throughout the country. The lease required the Partnership to construct a 93,728 square foot building (the "Building") and an adjacent 23,300 square foot outdoor selling area on Melrose-Phase II. Construction of the Building required the demolition of the existing retail store described above.

                  The Partnership utilized $3,665,698 of net proceeds previously committed for investment in Melrose-Phase II and other net proceeds of $487,788 originally committed to various properties but not required for their acquisition (generally relating to contingent purchase prices) previously placed into working capital reserves to pay approximately $3,780,961 for the cost of the construction, a 6% acquisition fee payable to the Managing General Partner or its affiliates and a 1% acquisition expense, and to fund a 2% working capital reserve. The total gross proceeds utilized were $4,281,944.

                  During 1993, the Partnership paid to Realty Resources, Inc., an affiliate of the Managing General Partner, an acquisition fee of $256,917 in connection with the utilization of gross proceeds to construct the Building.

                  The  20-year   lease  term   commenced   upon   completion  of
construction of the Building and acceptance of the premises by Handy Andy on June 7, 1993 and rental payments began 120 days after the commencement date.

                  As a result of razing the former 24,232 square foot retail structure and constructing the Building pursuant to the 20-year lease with Handy Andy, the Partnership recognized a Loss on Abandonment of $839,202 for the year ended December 31, 1993. The resultant land and building were adjusted to fair market value.

                  Melrose-Phase II lies to the north of Melrose Crossing on which an 88,000 square foot Venture department store is located as well as 138,355 square feet of retail space which is owned by HEP-86. Melrose-Phase II is situated in Melrose Park, Illinois, an older working-class neighborhood near O'Hare Airport at the intersection of Mannheim Road and North Avenue, less than 10 miles from Chicago's Loop. In 1993, several other large retailers such as Walmart and Target opened stores in the Melrose Park area. The Partnership believes this will ultimately help Melrose-Phase II as the area continues its growth as a retail hub.

                  On October 12, 1995, Handy Andy filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Subsequently in 1996, Handy Andy has closed its store at Melrose- Phase II and it is expected that the lease will be rejected by Handy Andy as debtor-in-possession by the end of March 1996.

                  (3) Sunrise Marketplace. On February 15, 1989, the Partnership purchased the fee simple interest in Sunrise Marketplace ("Sunrise"). Sunrise is a shopping center that was completed in July 1989. It contains 176,756 gross leasable square feet situated on 15.15 acres located at the northeast corner of Nellis Boulevard and Stewart Avenue, just outside the eastern line of the City of Las Vegas, in Clark County, Nevada. Sunrise was 91% leased as of January 1, 1996, compared to 77% at January 1, 1995. There are no leases which represent at least 10% of the square footage of the center scheduled to expire during 1996.

                  One tenant of Sunrise, House of Fabrics, filed for bankruptcy on November 2, 1994 but continues to operate its 12,000 square foot space. The Partnership is awaiting notice from the bankruptcy court of the tenant's acceptance of the lease. In addition, the 15,100 square foot space vacated by the McCrory Corporation in 1991 was occupied in September 1995 under a new 10-year lease with America's Best Furniture.

                  Repair of a structural roof/truss problem was completed in 1994 at a cost of approximately $350,000 which was within the initial cost estimates. The Partnership's legal action against the roofer, the developer, the architect and the roof joist manufacturer and distributor continues with depositions to be taken in the spring of 1996; however, due to the number of parties involved, the outcome is uncertain and a resolution is not anticipated in the near future.

                  In Sunrise's primary trade area there are several competitive properties. The primary difference between other competitive centers and Sunrise is the type of anchor tenants. The average effective rental rate for these centers is similar to that of Sunrise. Sunrise has a mixture of tenants, including a supermarket, video store, hair salon, insurance agency, travel agency, clothing stores, pet store and several restaurants. The major tenants include Smith's Food King, Hollywood Video and House of Fabrics. A renovation completed in late 1994 positioned Sunrise to compete with competitive properties in its primary trade market and to maintain existing rental rate levels.

                  (4) Super Valu Stores. On February 16, 1989, the Partnership acquired joint venture interests in four supermarkets (the "Properties") owned by Super Valu Stores ("Super Valu"). A fee simple interest in the Properties was acquired pursuant to a contract of sale among the seller, the Partnership and American Real Estate Holdings Limited Partnership ("AREH"). AREH is 99% owned by American Real Estate Partners L.P., a public partnership originally sponsored by Integrated. At the closing, AREH and the Partnership assigned their contract rights with respect to each of the Properties to three joint venture entities (the "Joint Ventures"), each of which has AREH and the Partnership as a 50% owner.

                  The four supermarkets, comprising an aggregate of approximately 257,700 square feet, are located as follows: 73,000 square feet in Gwinnett County near Atlanta, Georgia, 60,000 square feet in Indianapolis, Indiana, 64,700 square feet in Toledo, Ohio and 60,000 square feet in Edina, Minnesota. The first three locations are leased to Super Valu franchisees and the fourth to Byerly's Inc., an independent retailer.

                  The Properties, which were substantially completed in October 1984 (Georgia), December 1988 (Minnesota), February 1983 (Indiana) and May 1988
(Ohio), have been 100% leased since completion.

                  (5) Livonia Plaza. On June 28, 1989, the Partnership purchased a fee simple interest in Livonia Plaza, a shopping center that was completed in December 1989, located in Livonia, Michigan.

                  Livonia Plaza is a 120,652 square foot neighborhood shopping center situated on a 12.16 acre site near the intersection of Five Mile Road and Bainbridge Avenue in Livonia, a western suburb of Detroit. Immediate competition for the center is a 78,000 square foot shopping center located across the street and another nearby 75,000 square foot shopping center. Livonia Plaza was 100% leased as of January 1, 1996 compared to 95% as of January 1, 1995. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 1996.

                  The Partnership is presently working with Kroger to expand its store from 43,200 square feet to 62,625 square feet. Assuming receipt of planning and zoning approval from the city of Livonia by the end of March 1996, construction could allow for opening of the expanded store in the fall of 1996. The cost of the expansion will be Kroger's responsibility and it has agreed to extend its lease for a new 20 year term. This expansion will serve to enhance the rental rates on the small store space and increase customer flow through the shopping center.

                  (6) 568 Broadway.  On February 1, 1990,  the  Partnership  was
admitted as a third partner in a joint venture (the "Broadway Joint Venture") with Integrated Resources High Equity Partners, Series 85, a California limited partnership ("HEP-85"), and HEP-86 pursuant to an amended and restated joint venture agreement. The Partnership has a 22.15% interest in the Broadway Joint Venture. The Broadway Joint Venture holds a fee simple interest in a commercial office building located at 568-578 Broadway, New York, New York ("568 Broadway").

                  568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 95% leased as of January 1, 1996 compared to 73% as of January 1, 1995. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1996.

                  568 Broadway competes with other buildings in the SoHo area.

Write-downs for Impairment

                  See Note 4 to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of write-downs for impairment.

Competition

                  The real estate business is highly competitive and, as discussed more particularly above, the properties acquired by the Partnership may have active competition from similar properties in the vicinity. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates that engage in businesses that may compete with the Partnership. The Partnership will also experience competition for potential buyers at such time as it seeks to sell any of its properties.

Employees

                  Services are performed for the  Partnership  at the properties by on-site personnel. Salaries for such on-site personnel are paid by the Partnership or by unaffiliated management companies that service the Partnership's properties from monies received by them from the Partnership. Services are also performed by the Managing General Partner and by Resources Supervisory Management Corp. ("Resources Supervisory"), each of which is an affiliate of the Partnership. Resources Supervisory currently provides supervisory management and leasing services for 568 Broadway, Sunrise and Livonia Plaza and subcontracts certain management and leasing functions to unaffiliated third parties. TMR Warehouses, the properties leased by Super Valu and Melrose-Phase II are currently directly managed by Resources Supervisory.

                  The Partnership does not have any employees. Wexford Management LLC ("Wexford") performs accounting, secretarial, transfer and administrative services for the Partnership. See Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", and
Item 13, "Certain Relationships and Related Transactions".

Item 2.           Properties.

                  A description of the Partnership's  properties is contained in
Item 1 above (see Schedule III to the financial statements for additional information with respect to the properties).

Item 3.           Legal Proceedings.

                  The Broadway Joint Venture is currently involved in litigation with a number of present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counterclaims seeking monetary damages. The plaintiffs' allegations include, but are not limited to, claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages of in excess of $20 million plus additional damages of an indeterminate amount. The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgment in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the Broadway Joint Venture will prevail in those actions as well.

                  A former retail tenant of 568 Broadway (Galix Shops Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of The State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The plaintiffs alleged that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further alleged that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of their property. The suit seeks a judgment requiring removal of the sidewalk shed, compensatory damages of $20 million and punitive damages of $10 million. The Partnership believes that this suit is meritless and intends to vigorously defend it.

                  On or about May 11, 1993, HEP-86 was advised of the existence of an action (the "B&S Litigation") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Superior Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86.

                  On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint"). The Amended Complaint asserted claims against the Managing General Partner of the Partnership, the general partners of HEP-85, the general partners of HEP-86 and certain officers of the Managing General Partner, among others. The Managing General Partner of the Partnership is also a general partner of HEP-85 and HEP-86.

                  On July 19, 1995, the Superior Court preliminarily approved a settlement of the B&S Litigation and approved the form of a notice (the "Notice") concerning such proposed settlement. In response to the Notice, approximately 1.1% of the limited partners of HEP-85, HEP-86 and the Partnership (collectively, the "HEP Partnerships") (representing approximately 4% of outstanding units) requested exclusion and 15 limited partners filed written objections to the proposed settlement. The California Department of Corporations also sent a letter to the Superior Court opposing the settlement. Five objecting limited partners, represented by two law firms, also made motions to intervene so they could participate more directly in the action. The motions to intervene were granted by the Superior Court on September 14, 1995.

                  In  October  and  November   1995,   the   attorneys  for  the
plaintiffs-intervenors conducted extensive discovery. At the same time, negotiations continued concerning possible revisions to the proposed settlement.

                  On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the Managing General Partner, the managing general partner of HEP-85, two of the general partners of HEP-86 and the indirect corporate parent of the general partners, that alleged various state law class and derivative claims, including claims for breach of fiduciary duties, breach of contract, unfair and fraudulent business practices under California Business & Professional Code ss. 17200, negligence, dissolution, accounting, receivership, removal of general partner, fraud, and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the HEP Partnerships without trying to run the HEP Partnerships for the purposes for which they were intended; the general partners acted improperly to enrich themselves in their position of control over the HEP Partnerships and their actions have prevented non-affiliated entities from making and completing tender offers to purchase units of the HEP Partnerships; by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; the general partners have taken a heavily overvalued partnership asset management fee; and limited partnership units were sold and marketed through the use of false and misleading statements.

                  On or about January 31, 1996, the parties to the B&S Litigation agreed upon a revised settlement, which would be significantly more favorable to limited partners than the previously proposed settlement. The revised settlement proposal, like the previous proposal, involves the reorganization of the HEP Partnerships through an exchange (the "Exchange") in which limited partners (the "Participating Investors") of the partnerships participating in the Exchange (the "Participating Partnerships") would receive, in exchange for partnership units, shares of common stock ("Shares") of a newly-formed corporation, Millennium Properties Inc. ("Millennium") which intends to qualify as a real estate investment trust. Such reorganization would only be effected with respect to a particular HEP Partnership if holders of a majority of the outstanding units of such HEP Partnership consent to such reorganization pursuant to a consent solicitation statement (the "Consent Solicitation Statement") which would be sent to all limited partners after the settlement is approved by the Superior Court. 84.65% of the Shares would be allocated to Participating Investors in the aggregate (assuming each of the HEP Partnerships participate in the Exchange) and 15.35% of the Shares would be allocated to the general partners in consideration of the general partners' existing interests in the Participating Partnerships, their relinquishment of entitlement to receive fees and expense reimbursements, and the payment by the general partners or an affiliate of certain amounts for legal fees.

                  As part of the Exchange, Shares issued to Participating Investors would be accompanied by options granting the Participating Investors the right to require an affiliate of the general partners to purchase Shares at a price of $11.50 per Share, exercisable during the three-month period commencing nine months after the effective date of the Exchange. A maximum of
1.5 million Shares (representing approximately 17.7% of the total Shares issued to Participating Investors if all partnerships participate) would be required to be purchased if all partnerships participate in the Exchange. Also as part of the Exchange, the indirect parent of the General Partners would agree that in the event that dividends paid with respect to the Shares do not aggregate at least $1.10 per Share for the first four complete fiscal quarters following the effective date of the Exchange, it would make a supplemental payment to holders of such Shares in the amount of such difference. The general partners or an affiliate would provide an amount, not to exceed $2,232,500 in the aggregate, for the payment of attorneys' fees and reimbursable expenses of class counsel, as approved by the Superior Court, and the costs of providing notice to the class (assuming that all of the HEP Partnerships participate in the Exchange). In the event that fewer than all of the HEP Partnerships participate in the Exchange, such amount would be reduced. The general partners would advance to the HEP Partnerships the amounts necessary to cover such fees and expenses of the Exchange (but not their litigation costs and expenses, which the general partners would bear). Upon the effectuation of the Exchange, the B&S Litigation would be dismissed with prejudice.

                  On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Superior Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Superior Court would appoint a securities litigation expert to evaluate the settlement. The Superior Court stated that it would rule on the issue of preliminary approval of the settlement after receiving the expert's report. If the settlement receives preliminary approval, a revised notice regarding the proposed settlement would be sent to limited partners, after which the Superior Court would hold a fairness hearing in order to determine whether the settlement should be given final approval. If final approval of the settlement is granted by the Superior Court, the Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners of the Partnership affirmatively voted to approve it.

Item 4.           Submission of Matters to a
                  Vote of Security Holders.

                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5.           Market for the Registrant's Securities and
                  Related Security Holder Matters.

                  Units of the Partnership are not publicly traded. There are certain restrictions set forth in the Partnership's amended limited partnership agreement (the "Limited Partnership Agreement") which may limit the ability of a limited partner to transfer Units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

                  In 1987, the Internal Revenue Service adopted certain rules concerning publicly traded partnerships. The effect of being classified as a publicly traded partnership would be that income produced by the Partnership would be classified as portfolio income rather than passive income. In order to avoid this effect, the Limited Partnership Agreement contains limitations on the ability of a limited partner to transfer Units in circumstances in which such transfers could result in the Partnership being classified as a publicly traded partnership. However, due to the low volume of transfers of Units, it is not anticipated that this will occur.

                  As of March 15, 1996, there were 7,782 holders of Units of the Partnership, owning an aggregate of 371,766 Units (including 10 Units held by the initial limited partner).

                  Distributions per Unit of the Partnership for 1994 and 1995 were as follows:

Distributions for the                         Amount of Distribution
Quarter Ended                                       Per Unit

March 31, 1994                                         $1.75
June 30, 1994                                          $1.75
September 30, 1994                                     $1.75
December 31, 1994                                      $1.75
March 31, 1995                                         $1.75
June 30, 1995                                          $1.75
September 30, 1995                                     $1.75
December 31, 1995                                      $1.75

                  The  source  of  distributions  in 1994 and 1995 was cash flow from operations (capital improvements were funded from working capital reserves and cash flow in 1994 and from cash flow in 1995). All distributions are in excess of accumulated undistributed net income and, therefore, represent a return of capital to investors on a generally accepted accounting principles basis. There are no material restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors which may affect the Partnership's ability to pay distributions.

Item 6.           Selected Financial Data.

                                                                      For the Year Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                      1995                  1994              1993                  1992                1991
                                  ------------          ------------      ------------         ------------          ------------
Revenues ...................      $  7,422,184          $  7,124,114      $  6,919,383         $  6,815,512          $  7,774,701
Net (Loss) Income ..........      $ (7,260,499)(4)      $  2,439,021      $    797,118(3)      $ (6,888,246)(2)      $  1,397,264(1)
Net (Loss) Income
  Per Unit .................      $     (18.55)(4)      $       6.23      $       2.04(3)      $     (17.60)(2)      $       3.57(1)
Distributions (5)
  Per Unit .................      $       7.00          $       7.00      $       7.00         $       8.98          $      11.37
Total Assets ...............      $ 56,305,498          $ 66,210,947      $ 66,493,618         $ 68,241,132          $ 78,715,511

- - ------------
(1) Net income for the year ended December 31, 1991 includes a write-down for impairment on the Melrose-Phase II property of $1,500,000, or $3.83 per Unit.

(2) Net loss for the year ended December 31, 1992 includes a write-down for impairment on Sunrise, Livonia Plaza and 568 Broadway of $9,197,100, or $23.50 per Unit.

(3) Net income for the year ended December 31, 1993 includes a write-down for impairment on 568 Broadway of $398,700, or $1.02 per Unit. Also included in net income for 1993 is a Loss on Abandonment of $839,202, or $2.38 per Unit, in connection with razing the former structure on the Melrose-Phase II site.

(4) Net loss for the year ended December 31, 1995 includes a write-down for impairment on 568 Broadway, Sunrise and Melrose-Phase II in the aggregate amount of $10,042,900 or $25.66 per Unit.

(5) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

                  The Partnership owns all of, or an interest in, certain shopping centers, office buildings, warehouses and supermarkets. All properties were initially acquired for cash.

                  The Partnership's public offering of Units commenced on September 15, 1987. As of the termination of the offering in September 1989, the Partnership had accepted subscriptions for 371,766 Units (including Units held by the initial limited partner) for aggregate net proceeds of $90,153,255 (gross proceeds of $92,941,500 less organization and offering costs of $2,788,245). In August 1990, the Managing General partner declared a special distribution of $16.96 per Unit, representing a return of uninvested gross proceeds. This return of capital lowered the net proceeds from the offering to $83,848,104.

                  The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1995, all capital expenditures and all distributions were funded from cash flow from operations. As of December 31, 1995, total remaining working capital reserves amounted to approximately $2,685,000. The Partnership intends to distribute less than all of its future cash flow from operations in order to maintain adequate working capital reserves for capital improvements and capitalized lease procurement costs. Thus, cash distributions may be reduced even if operations continue at current levels. In addition, if real estate market conditions deteriorate in areas where the Partnership's properties are located, there is substantial risk that future cash flow distributions may be reduced. Working capital reserves are temporarily invested in short-term instruments and are expected, together with operating cash flow, to be sufficient to fund anticipated capital improvements to the Partnership's properties.

                  During the year ended December 31, 1995, cash and cash equivalents increased $136,158 as a result of cash flows from operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $3,828,533 for the year ended December 31, 1995. The Partnership used $953,047 for capital expenditures related to capital and tenant improvements to the properties and $2,739,328 for distributions to partners for the year ended December 31, 1995.

                  The following table sets forth for each of the last three fiscal years, the amount of the Partnership's expenditures at each of its properties for capital improvements (other than the development of the Melrose-Phase II property) and capitalized tenant procurement costs:

          Capital Improvements and Capitalized Tenant Procurement Costs

                                        1995            1994             1993
                                    ----------       ----------       ----------
568 Broadway ................       $  388,442       $  446,175       $  355,250

Sunrise .....................          606,442          580,255           85,725

Livonia Plaza ...............          245,438          142,323          491,205

Melrose-Phase II ............                0            4,776                0

TMR Warehouse ...............           57,274                0          118,466

Super Valu ..................                0                0                0
                                    ----------       ----------       ----------

TOTALS ......................       $1,297,596       $1,173,529       $1,050,646
                                    ==========       ==========       ==========

                  The Partnership does not believe that, in the aggregate, its 1996 expenditures for capital improvements and capitalized tenant procurement costs will differ materially from the previous three years. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

                  The Partnership expects to continue to utilize a portion of its cash flow from operations and its reserves to pay for various capital and tenant improvements to the properties and leasing commissions (the amount of which cannot be predicted with certainty). Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's current working capital reserves. In that event, the Partnership would utilize the remaining working capital reserves, eliminate or reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

Real Estate Market

                  The real estate market continues to suffer from the effects of the substantial decline in the market value of existing properties which occurred in the early 1990s. Market values have been slow to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. Technological changes are also occurring which may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at increased risk.

Impairment of Assets

                  In March 1995, the Financial Accounting Standards Board issued Statement # 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS #121"). Although the adoption of the statement is not required until fiscal years beginning after December 15, 1995, early adoption is encouraged. The Partnership has decided to implement SFAS #121 for the year ended December 31, 1995.

                  Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value.

                  Prior to the adoption of SFAS #121, a write-down for impairment was established based upon a periodic review of each of the properties in the Partnerships' portfolio. Real estate property was previously carried at the lower of depreciated cost or net realizable value. In performing the review, management considered the estimated net realizable value of the property based on undiscounted future cash flows taking into consideration, among other things, the existing occupancy, the expected leasing prospects for the property and the economic situation in the region where the property is located. Negative trends in occupancy, leasing prospects and the local economy have an adverse effect on future undiscounted cash flows (net realizable value). In certain instances, management retained the services of a certified independent appraiser to assist in determining the market value of the property. In these cases, the independent appraisers utilized both the Sales Comparison and Income Capitalization methods in their determination of fair value.

                  Upon implementation of SFAS #121 in 1995, management performed another review of the Partnership's portfolio and determined that certain estimates and assumptions had changed from its previous review, causing the net carrying value of certain assets to exceed the undiscounted cash flows. An impairment was indicated for such properties, so management estimated their fair value using discounted cash flows or market comparables, as most appropriate for each property. As a result of this process, additional write-downs to fair value totaling $10,042,900 were required in 1995.

                  After implementation of SFAS #121 as described above, certain of the Partnership's assets have been written down to their estimated fair values, while others remain at depreciated cost. Thus, the net carrying value of the Partnership's asset portfolio may differ materially from its fair value. However, the write-downs for impairment in 1995 and in prior years do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

                  Because the determination of both net realizable value and fair value is based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying values as of December 31, 1995 and 1994. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from management's estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

                  The following table represents the write-downs for impairment recorded on the Partnership's properties for the years set forth below.

                                        During the Year Ended December 31,
                        --------------------------------------------------------------------
   Property                 1995               1994              1993                1992
- - ----------------        -----------        -----------        -----------        -----------
568 Broadway            $ 1,461,900        $         0        $   398,700        $ 4,297,100
Sunrise                   5,700,000                  0                  0          2,800,000
Livonia Plaza                     0                  0                  0          2,100,000
Melrose-Phase II          2,881,000                  0                  0                  0
                        -----------        -----------        -----------        -----------
                        $10,042,900        $         0        $   398,700        $ 9,197,100
                        ===========        ===========        ===========        ===========

The details of each write-down are as follows:

568 Broadway

                  The recession which occurred prior to 1992 had a particularly devastating effect on the photography studios which depend heavily on advertising budgets and art galleries as a source of business, resulting in many tenant failures. Due to the poor market conditions in the SoHo area of New York City where 568 Broadway is located and the accompanying high vacancies and low absorption rates which resulted in declining rental rates, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on sales of comparable buildings which indicated a value of approximately $65 per square foot. Management, therefore, recorded a write-down for impairment of $19,400,000 in 1992 of which the Partnership's share was $4,297,100. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $1,800,000 write-down for impairment in 1993 of which the Partnership's share was $398,700.

                  Since the date of the above mentioned, significantly greater capital improvement expenditures than were previously anticipated have been required in order to render 568 Broadway more competitive in the New York market. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value, management determined than an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995, of which the Partnership's share was $1,461,900.

Sunrise

                  The occupancy at Sunrise decreased from 96% at acquisition to 84% at December 31, 1992, primarily as the result of the disaffirmance of a lease for 15,100 square feet by McCrory Corporation following its Chapter 11 bankruptcy filing in 1991. In addition, the average rent per square foot declined from $10.00 at acquisition to $8.30 at December 31, 1992. Due to the difficulty in re-leasing the McCrory space and the decline in average rental rate with uncertain prospects for future improvement, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5-year period, reflecting expected cash flow from the lower occupancy and rental rates, and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $2,800,000 in 1992.

                  Despite the maintenance of high occupancy rates, actual income levels at Sunrise have not met and are not expected to meet previously projected levels due to lower market rental rates since management's impairment review in 1994. In addition, expenses and capital expenditures are both in excess of previously anticipated amounts. Since the revised estimate of undiscounted cash flows over a 15-year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $5,700,000 write-down for impairment in 1995.

Livonia Plaza

                  While a high occupancy level had been maintained at Livonia Plaza though 1992, average rent per square foot declined from $12.69 at acquisition to $9.03 at December 31, 1992, a 30% decrease. As a result, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5-year period, reflecting expected cash flow from the lower rental rates, and an assumed sale at the end of the holding period using a 10% capitalization rate. Management therefore recorded a write-down for impairment on the property of $2,100,000 in 1992.

Melrose-Phase II

                  As a result of razing the former 24,232 square foot retail structure and constructing a 93,728 square foot building at Melrose-Phase II pursuant to a 20 year lease with Handy Andy, the Partnership recognized a Loss on Abandonment of $839,202 during 1993 based on the fact that the property's net realizable value was below its net carrying value upon completion. The resultant land and building was adjusted to fair market value based on an estimate of fair value using expected cash flows discounted at 8% over 10 years and an assumed sale at the end of the holding period using a 9% capitalization rate.

                  On December 22, 1992, the Partnership entered into a twenty-year lease with Handy Andy, a major home improvement retailer. Pursuant to the lease, the Partnership constructed at its expense, for a total cost of approximately $4,000,000, a 93,728 square foot building and an adjacent 23,300 square foot outdoor selling area on Melrose-Phase II. The lease provides for annual rental payments of $493,640 per annum (with scheduled adjustments after the fourth year) through October 2013.

                  In October 1995, the Partnership was notified that Handy Andy filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Subsequently in 1996, Handy Andy closed its store and it is expected that the lease will be rejected by Handy Andy as debtor-in-possession in 1996. Management determined that an impairment existed due to the reduction in the estimated cash flows. Management estimated the property's fair value, using expected cash flows discounted at 13% over 10 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $2,881,000 write-down for impairment in 1995.

Results of Operations

1995 vs. 1994

                  The Partnership experienced a net loss for the year ended December 31, 1995 compared to net income in the prior year due primarily to the significant write-downs for impairment recorded during 1995 as previously discussed.

                  Rental revenue increased in 1995 as compared to the prior year. Rental revenues increased at 568 Broadway due to higher occupancy rates in 1995. Revenues at the other properties generally remained constant in 1995 as compared to 1994.

                  Costs and expenses increased during 1995 compared to 1994 due primarily to the write-down for impairment recorded in 1995. The increases in operating expenses in 1995 related to higher utility costs and the payment of certain real estate taxes, partially offset by a decrease in repairs and maintenance. Utility costs increased at 568 Broadway due to the increase in occupancy during 1995. The Partnership paid real estate taxes in 1995 on behalf of Handy Andy, a net lease tenant at Melrose-Phase II that filed for bankruptcy in October 1995. Overall repairs and maintenance costs decreased, most notably at Sunrise and Livonia Plaza, as certain projects were substantially completed in 1994. Depreciation and amortization, the partnership asset management fee and administrative expenses remained relatively constant in 1995 as compared to 1994. Property management fees, however, decreased during 1995 due to an increase in leasing commissions of certain properties, a factor in computing the property management fee.

                  Interest income increased due to higher interest rates and higher investment balances for 1995 as compared to 1994. Other income, which consists of investor ownership transfer fees, increased compared to 1994 due to a greater number of transfers in 1995.

1994 vs. 1993

                  The Partnership experienced an increase in net income in 1994 as compared to 1993 primarily due to the write-down for impairment and loss on abandonment recorded in 1993. The increase was due to an increase in revenues coupled with a decrease in costs and expenses. Rental revenues increased due to increases in rental income, primarily at TMR Warehouses and Melrose- Phase II, partially offset by a decrease in rental revenues at Sunrise and Livonia Plaza. The increase in rental revenues at TMR Warehouses was due to the signing of a lease for one of the warehouse buildings, which took effect during the second quarter of 1993. The increase in rental revenues at Melrose-Phase II was due to the occupancy of the newly constructed building in the third quarter of 1993. Sunrise and Livonia Plaza experienced decreases in rental revenues due to the departure of various tenants when their leases expired.

                  Costs and expenses  decreased for 1994 as compared to 1993 due primarily to the write-down for impairment and loss on abandonment recorded in 1993 as previously discussed. The decrease was also attributable to decreases in operating expenses and administrative expenses partially offset by an increase in depreciation and amortization and partnership asset management fee. The decrease in operating expenses was attributable to decreases in bad debt expense and real estate taxes, partially offset by increases in insurance and repairs and maintenance. Real estate taxes decreased due to a real estate tax reduction at 568 Broadway and Melrose-Phase II. The bad debt expense decrease occurred primarily at Sunrise and Livonia Plaza due to fewer nonpaying tenants in 1994. Insurance increased due to increases in insurance rates. The increase in repairs and maintenance occurred primarily at Sunrise. The decrease in administrative expenses was mainly due to lower legal and accounting fees partially offset by an increase in partnership allocated payroll expenses. The increase in depreciation and amortization was attributable to the completion of the Melrose-Phase II construction in mid-1993 and the reversal of the write-down for impairment on the former building. The increase in partnership asset management fee was attributable to the full utilization of net invested assets allocated to the Melrose-Phase II construction.

                  The decrease in interest income was attributable to a lower average capital reserve invested due to the Melrose-Phase II construction and the decrease in other income was due to fewer investor ownership transfers for 1994 as compared to 1993.

                  Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

                  The Partnership is a party to certain litigation. See Note 8 to the Partnership's financial statements for a description thereof.

Item 8.           Financial Statements and Supplementary Data.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                    I N D E X


Independent Auditors' report

Financial statements, years ended December 31, 1995,
         1994 and 1993

         Balance Sheets

         Statements of Operations

         Statements of Partners' Equity

         Statements of Cash Flows

Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners of High Equity Partners L.P. - Series 88


We have audited the accompanying balance sheets of High Equity Partners L.P. - Series 88 (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Equity Partners L.P. - Series 88 at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, in 1995 the Partnership changed its method of recording write-downs for impairment of its investments in real estate to conform with Statement of Financial Accounting Standards No. 121.


DELOITTE & TOUCHE LLP
March 15, 1996
New York, NY

HIGH EQUITY PARTNERS L.P. - SERIES 88

BALANCE SHEETS
================================================================================

                                                           December 31,
                                                  -----------------------------
                                                     1995             1994
                                                  ------------     ------------
ASSETS

REAL ESTATE ..................................    $ 50,665,919     $ 61,183,680

CASH AND CASH EQUIVALENTS ....................       3,898,548        3,762,390

OTHER ASSETS .................................       1,456,301        1,173,480

RECEIVABLES ..................................         284,730           91,397
                                                  ------------     ------------
TOTAL ASSETS .................................    $ 56,305,498     $ 66,210,947
                                                  ============     ============

LIABILITIES AND PARTNERS' EQUITY

DISTRIBUTIONS PAYABLE ........................    $    684,832     $    684,832

ACCOUNTS PAYABLE AND ACCRUED EXPENSES ........         695,977          560,264

DUE TO AFFILIATES ............................         301,590          342,925
                                                  ------------     ------------
     Total liabilities .......................       1,682,399        1,588,021
                                                  ============     ============

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

 Limited partners' equity
    (371,766 units issued and outstanding) ...      56,222,994       65,722,830
 General partners' deficit ...................      (1,599,895)      (1,099,904)
                                                  ------------     ------------
     Total partners' equity ..................      54,623,099       64,622,926
                                                  ------------     ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY .......    $ 56,305,498     $ 66,210,947
                                                  ============     ============

See notes to financial statements

HIGH EQUITY PARTNERS L.P. - SERIES 88


STATEMENTS OF OPERATIONS
================================================================================

                                                                   For the Years Ended December 31,
                                                         -----------------------------------------------------
                                                             1995                 1994                 1993
                                                         ------------         ------------        ------------
Rental revenue ..................................        $  7,422,184         $  7,124,114        $  6,919,383
                                                         ------------         ------------        ------------
Costs and Expenses

   Operating expenses ...........................           1,819,076            1,696,620           1,991,995

   Depreciation and amortization ................           1,548,105            1,540,661           1,481,242

   Partnership asset management fee .............             880,404              880,404             862,234

   Administrative expenses ......................             441,016              461,130             498,228

   Property management fee ......................             186,235              217,604             216,126

   Loss on abandonment ..........................                --                   --               839,202

   Write-down for impairment ....................          10,042,900                 --               398,700
                                                         ------------         ------------        ------------

                                                           14,917,736            4,796,419           6,287,727
                                                         ------------         ------------        ------------

(Loss) income before interest and other income ..          (7,495,552)           2,327,695             631,656

   Interest income ..............................             198,580               90,317             132,879

   Other income .................................              36,473               21,009              32,583
                                                         ------------         ------------        ------------
Net (loss) income
                                                         $ (7,260,499)        $  2,439,021        $    797,118
                                                         ============         ============        ============
Net (loss) income attributable to:

   Limited partners .............................        $ (6,897,474)        $  2,317,070        $    757,262

   General partners .............................            (363,025)             121,951              39,856
                                                         ------------         ------------        ------------
Net (loss) income
                                                         $ (7,260,499)        $  2,439,021        $    797,118
                                                         ============         ============        ============

Net (loss) income per unit of limited partnership
   interest (371,766 units outstanding) .........        $     (18.55)        $       6.23        $       2.04
                                                         ============         ============        ============

                        See notes to financial statements

HIGH EQUITY PARTNERS L.P. - SERIES 88


STATEMENTS OF PARTNERS' EQUITY
================================================================================

                                                General              Limited
                                                Partners'            Partners'
                                                Deficit              Equity                 Total
                                              -------------         -------------        -------------
Balance, January 1, 1993 ..............        $   (987,779)        $ 67,853,222         $ 66,865,443

Net income ............................              39,856              757,262              797,118

Distributions as a return of capital
   ($7.00 per limited partnership unit)            (136,966)          (2,602,362)          (2,739,328)
                                               ------------         ------------         ------------

Balance, December 31, 1993 ............          (1,084,889)          66,008,122           64,923,233

Net income ............................             121,951            2,317,070            2,439,021

Distributions as a return of capital
   ($7.00 per limited partnership unit)            (136,966)          (2,602,362)          (2,739,328)
                                               ------------         ------------         ------------

Balance, December 31, 1994 ............          (1,099,904)          65,722,830           64,622,926

Net loss ..............................            (363,025)          (6,897,474)          (7,260,499)

Distributions as a return of capital
   ($7.00 per limited partnership unit)            (136,966)          (2,602,362)          (2,739,328)
                                               ------------         ------------         ------------

Balance, December 31, 1995 ............        $ (1,599,895)        $ 56,222,994         $ 54,623,099
                                               ============         ============         ============

                        See notes to financial statements

 HIGH EQUITY PARTNERS L.P. - SERIES 88


STATEMENTS OF CASH FLOWS
================================================================================

                                                                           For the Years Ended December 31,
                                                              ------------------------------------------------------
                                                                  1995                 1994                 1993
                                                              ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss) income ...................................        $ (7,260,499)        $  2,439,021         $    797,118
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
    Loss on abandonment ..............................                --                   --                839,202
    Write-down for impairment ........................          10,042,900                 --                398,700
    Depreciation and amortization ....................           1,548,105            1,540,661            1,481,242
    Straight-line adjustment for stepped lease rentals             (28,149)            (100,959)             (72,120)

 Changes in assets and liabilities
    Accounts payable and accrued expenses ............             135,713             (311,507)             287,370
    Receivables ......................................            (193,333)             195,074              216,526
    Due to affiliates ................................             (41,335)             329,143               19,571
    Other assets .....................................            (374,869)             (61,681)            (130,400)
                                                              ------------         ------------         ------------

    Net cash provided by operating activities ........           3,828,533            4,029,752            3,837,209
                                                              ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Improvements to real estate .........................            (953,047)          (1,093,825)          (4,801,071)
                                                              ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Distributions to partners ...........................          (2,739,328)          (2,739,328)          (2,927,169)
                                                              ------------         ------------         ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ....................................             136,158              196,599           (3,891,031)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD .................................           3,762,390            3,565,791            7,456,822
                                                              ------------         ------------         ------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD .......................................        $  3,898,548         $  3,762,390         $  3,565,791
                                                              ============         ============         ============

                       See notes to financial statements

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.       ORGANIZATION

         High Equity Partners L.P. - Series 88 (the "Partnership"), a limited partnership, was formed on February 24, 1987 under the Uniform Limited Partnership Laws of the State of Delaware, for the purpose of investing in, holding and operating income-producing real estate. The Partnership will terminate on December 31, 2017 or sooner, in accordance with the terms of the partnership agreement.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Financial statements

         The financial statements were prepared on the accrual basis of accounting and include only those assets, liabilities and results of operations related to the business of the Partnership. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications

         Certain reclassifications have been made to the financial statements shown for the prior years in order to conform to the current year's presentation.

         Cash and cash equivalents

         For purposes of the statements of cash flows, the Partnership considers all short-term investments which have maturities of three months or less from the date of issuance to be cash equivalents.

         Organization costs

         Organization costs were charged against partners' equity upon the closing of the public offering on October 2, 1989 in accordance with prevalent industry practice.

         Leases

         The Partnership accounts for its leases under the operating method. Under this method, revenue is recognized as rentals become due, except for stepped leases where the revenue from the lease is averaged over the life of the lease.

         Depreciation

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs.

         Investments in joint ventures

         For properties purchased in joint venture ownership with other partnerships, the financial statements present the assets, liabilities, income and expenses of the joint venture on a pro rata basis in accordance with the Partnership's percentage of ownership.

         Impairment of Assets

         In March 1995, the Financial Accounting Standards Board issued Statement #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS #121"). Although the adoption of the statement is not required until fiscal years beginning after December 15, 1995, early adoption of the statement is encouraged. The Partnership has decided to implement SFAS #121 for the year ended December 31, 1995.

         Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value.

         Prior to the adoption of SFAS #121, a write-down for impairment was established based upon a periodic review of each of the properties in the Partnerships' portfolio. Real estate property was previously carried at the lower of depreciated cost or net realizable value. In performing the review, management considered the estimated net realizable value of the property based on future undiscounted cash flows taking into consideration, among other things, the existing occupancy, the expected leasing prospects for the property and the economic situation in the region where the property is located. Negative trends in occupancy, leasing prospects, and the local economy have an adverse effect on future undiscounted cash flows (net realizable value). In certain instances, management retained the services of a certified independent appraiser to assist in determining the market value of the property. In these cases, the independent appraisers utilized both the Sales Comparison and Income Capitalization methods in their determination of the property's value.

         Upon implementation of SFAS #121 in 1995, management performed another review of its portfolio and determined that certain estimates and assumptions had changed from its previous review, causing the net carrying value of certain assets to exceed the undiscounted cash flows. An impairment was indicated for such properties, so management estimated their fair values using either discounted cash flows or market comparables, as most appropriate for each property. As a result of this process, additional write-downs to fair value totaling $10,042,900 were required.

         After implementation of SFAS #121 as described above, certain of the Partnership's assets have been written down to their estimated fair values, while others remain at depreciated cost. Thus, the net carrying value of the Partnership's asset portfolio may differ materially from its fair value. However, the write-downs for impairment in 1995 and in prior years do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

         Because the determination of both net realizable value and fair value is based upon projections of future economic vents such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying values as of December 31, 1995 and 1994. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimates and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         Income taxes

         No provision has been made for federal, state and local income taxes since they are the personal responsibility of the partners.

         Net (loss) income and distributions per unit of limited partnership interest

         Net (loss) income and distributions per unit of limited partnership interest is calculated based upon the number of units outstanding (371,766), for each of the years ended December 31, 1995, 1994 and 1993.

 3.      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         Resources High Equity, Inc., the Managing General Partner, was, until November 3, 1994, a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated") at which time, pursuant to the consummation of Integrated's plan of reorganization, substantially all of the assets of Integrated were sold to Presidio Capital Corp., a British Virgin Islands corporation, ("Presidio") and the Managing General Partner became a wholly owned subsidiary of Presidio. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the Associate General Partner on February 28, 1995, replacing Third Group Partners which withdrew as of that date. Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in business that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford") has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         Realty Resources, Inc. is an affiliate of the Managing General Partner. For the year ended December 31, 1993 $256,917 was earned by and paid to Realty Resources, Inc. in connection with the utilization of gross proceeds to construct the retail building on the Melrose Crossing Shopping Center - Phase II ("Melrose Phase II") property. For the years ended December 31, 1995 and 1994, no such fee was earned or paid.

         The Partnership has entered into a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the years ended December 31, 1995, 1994 and 1993, Resources Supervisory was entitled to receive $186,235, $217,604, and $216,126, in total, of which $69,405, $78,362,
         and   $83,973   was   paid  to   unaffiliated   management   companies,
         respectively.

         For the administration of the Partnership, the Managing General Partner is entitled to receive a Partnership Administration Fee of a maximum of $200,000 per year. For each of the years ended December 31, 1995, 1994 and 1993 the Managing General Partner was entitled to receive $200,000.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the years ended December 31, 1995, 1994 and 1993 the Managing General Partner earned $880,404, $880,404, and $862,234, respectively.

         The general partners are allocated 5% of the net (losses) income of the Partnership, which amounted to $(363,025), $121,951, and $39,856, in 1995, 1994 and 1993, respectively. They are also entitled to receive 5% of distributions, which amounted to $136,966 in each of the years ended December 31, 1995, 1994 and 1993. During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investments.

4.       REAL ESTATE

         Management recorded write-downs for impairment totaling $9,197,100 and $398,700 in 1992 and 1993, respectively. After additional review in 1995, and pursuant to adoption of SFAS #121 as discussed in Note 2, management determined that an additional write-down of $10,042,900 was required. The details of write-downs recorded are as follows:

         The recession which occurred prior to 1992 had a particularly devastating effect on the photography studios which depend heavily on advertising budgets and art galleries as a source of business, resulting in many tenant failures. Due to the poor market conditions in the SoHo area of New York City where 568 Broadway is located and the accompanying high vacancies and low absorption rates which resulted in declining rental rates, management concluded that the property's estimated net realizable value was below its net carrying value. The net realizable value was based on sales of comparable buildings which indicated a value of approximately $65 per square foot. Management, therefore, recorded a write-down for impairment of $19,400,000 in 1992 of which the Partnership's share was $4,297,100. Subsequently, management engaged the services of a certified independent appraiser to perform a written appraisal of the market value of the property. Based on the results of the appraisal, management recorded an additional $1,800,000 write-down for impairment in 1993 of which the Partnership's share was $398,700.

         Since the date of the above mentioned appraisal, significantly greater capital improvement expenditures than were previously anticipated have been required in order to render 568 Broadway more competitive in the New York market. In addition, occupancy levels have remained low. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order to determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995 of which the Partnership's share was $1,461,900.

         The occupancy at Sunrise decreased from 96% at acquisition to 84% at December 31, 1992, primarily as the result of the disaffirmance of a lease for 15,100 square feet by McCrory Corporation following its Chapter 11 bankruptcy filing in 1991. In addition, the average rent per square foot declined from $10.00 at acquisition to $8.30 at December 31, 1992. Due to the difficulty in re-leasing the McCrory space and the decline in average rental rate with uncertain prospects for future improvement, management concluded that the estimated net realizable value was below its net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5 year period, reflecting expected cash flow from the lower occupancy and rental rates, and an assumed sale at the end of the holding period using a 10% capitalization rate. Management, therefore, recorded a write-down for impairment of $2,800,000 in 1992.

         Despite the maintenance of high occupancy rates, actual income levels at Sunrise have not met and are not expected to meet previously projected levels due to lower market rental rates since management's latest impairment review in 1994. In addition, expenses and capital expenditures are both in excess of previously anticipated amounts. Since the revised estimate of undiscounted cash flows over a 15 year holding period prepared in connection with the implementation of SFAS #121 in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $5,700,000 write-down for impairment in 1995.

         While a high occupancy level had been maintained at Livonia Plaza though 1992, average rent per square foot declined from $12.69 at acquisition to $9.03 at December 31, 1992, a 30% decrease. As a result, management concluded that the property's net realizable value was below the net carrying value. The net realizable value was based on the property's estimated undiscounted future cash flows over a 5 year period, reflecting expected cash flow from the lower rental rates, and an assumed sale at the end of the holding period using a 10% capitalization rate. Management therefore recorded a write-down for impairment on the property of $2,100,000 in 1992.

         As a result of razing the former 24,232 square foot retail structure and constructing a 93,728 square foot building on Melrose-Phase II pursuant to a 20 year lease with Handy Andy, Inc., the Partnership recognized a Loss on Abandonment of $839,202 during 1993 based on the fact that the property's net realizable value was below its net carrying value upon completion. The resultant land and building was adjusted to fair market value based on an estimate of fair value using expected cash flows discounted at 8% over 10 years and an assumed sale at the end of the holding period using a 9% capitalization rate.

         On December 22, 1992, the Partnership entered into a twenty-year lease with Handy Andy Home Improvement Centers, Inc. ("Handy Andy"), a major home improvement retailer. Pursuant to the lease, the Partnership constructed at its expense, for a total cost of approximately $4,000,000, a 93,728 square foot building and an adjacent 23,300 square foot outdoor selling area on the parcel of land owned by the Partnership known as Melrose - Phase II. The lease provides for annual rental payments of $493,640 per annum (with scheduled adjustments after the fourth year) through October 2013.

         In October 1995, the Partnership was notified that Handy Andy filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Subsequently in 1996, Handy Andy closed its stores and it is expected that the lease will be rejected by Handy Andy as debtor-in-possession in 1996. Management determined that an impairment existed due to the reduction in the estimated future cash flows. Management estimated the property's fair value, using expected cash flows discounted at 13% over 10 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $2,881,000 write-down for impairment in 1995.

         The following table is a summary of the Partnership's real estate as of:

                                                         December 31,
                                               --------------------------------
                                                   1995                1994
                                               ------------        ------------
Land ...................................       $  8,040,238        $  9,743,207
Buildings and improvements .............         52,933,357          60,320,241
                                               ------------        ------------
                                                 60,973,595          70,063,448

Less: Accumulated depreciation .........        (10,307,676)         (8,879,768)
                                               ------------        ------------
                                               $ 50,665,919        $ 61,183,680
                                               ============        ============

         The following is a summary of the Partnership's share of anticipated future receipts under noncancellable leases:

                                                             Years Ending December 31,
                            1996            1997           1998             1999          2000          Thereafter         Total
                        -----------     -----------     -----------      -----------    -----------     -----------     -----------
TMR                     $ 2,103,000     $ 2,103,000     $   694,000      $         0    $         0     $         0     $ 4,900,000
Sunrise                   1,286,000       1,260,000       1,283,000        1,061,000        857,000       4,682,000      10,429,000
Supervalu                   852,000         852,000         730,000          544,000        544,000       1,915,000       5,437,000
Livonia                   1,182,000       1,105,000         973,000          726,000        543,000       3,665,000       8,194,000
Melrose II                   50,000               0               0                0              0               0          50,000
568 Broadway              1,155,000       1,165,000       1,015,000          871,000        835,000       2,968,000       8,009,000
                        -----------     -----------     -----------      -----------     ----------      ----------      ----------
                        $ 6,628,000     $ 6,485,000     $ 4,695,000      $ 3,202,000    $ 2,779,000     $13,230,000     $37,019,000
                        ===========     ===========     ===========      ===========    ===========     ===========     ===========

5.       DISTRIBUTIONS PAYABLE

                                                               December 31,
                                                        ------------------------
                                                          1995            1994
                                                        --------        --------
Limited partners ($1.75 per unit) ..............        $650,591        $650,591
General partners ...............................          34,241          34,241
                                                        --------        --------

                                                        $684,832        $684,832
                                                        ========        ========

         Such distributions were paid in the first quarter of 1996 and 1995, respectively.

6.       DUE TO AFFILIATES

                                                               December 31,
                                                        ------------------------
                                                          1995            1994
                                                        --------        --------
Partnership asset management fee ...............        $220,101        $220,101
Property management fee ........................          31,489          72,824
Partnership administration fee .................          50,000          50,000
                                                        --------        --------
                                                        $301,590        $342,925
                                                        ========        ========

         Such amounts were paid in the first quarter of 1996 and 1995, respectively.

7.       PARTNERS' EQUITY

         For the years ended December 31, 1995, 1994 and 1993, units of limited partnership interest are at a stated value of $233.04. At each December 31, 1995, 1994, and 1993, a total of 371,766 units of limited partnership interest, including the initial limited partner, had been issued for aggregate capital contributions of $86,636,348. In addition, the general partners contributed a total of $1,000 to the Partnership.

         In August 1990, the Managing General Partner declared a special distribution of $16.96 per unit, representing a return of uninvested gross proceeds. This amount was a return of capital and lowered the stated value from $250 per unit to $233.04 per unit.

8.       COMMITMENTS AND CONTINGENCIES

a) 568 Broadway Joint Venture is currently involved in litigation with a number of present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counter claims seeking monetary damages. The plaintiffs' allegations include but are not limited to claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages of in excess of $20 million plus additional damages of an indeterminate amount. The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgement in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the Broadway Joint Venture will prevail in those actions as well.

b) A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of The State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The Plaintiffs allege that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further allege that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of their property. The suit seeks a judgement requiring removal of the sidewalk shed, compensatory damages $20 million and punitive damages of $10 million. The Partnership believes that this suit is merit less and intends to vigorously defend it.

c) On or about May 11, 1993 High Equity partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, was advised of the existence of an action (the "B&S Litigation') in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86.

         On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint"). The Amended Complaint asserted claims against the General Partners of the Partnership, the general partners of HEP-85, the general partner of HEP-86 and certain officers of the Managing General Partner, among others. The Managing General Partner of the Partnership is also a general partner of HEP-85 and HEP-86.

         On July 19, 1995, the Court preliminarily approved a settlement of the B&S Litigation and approved the form of a notice (the "Notice") concerning such proposed settlement. In response to the Notice, approximately 1.1% of the limited partners of the three HEP partnerships (representing approximately 4% of outstanding units) requested exclusion and 15 limited partners filed written objections to the settlement. The California Department of Corporations also sent a letter to the Court opposing the settlement. Five objecting limited partners, represented by two law firms, also made motions to intervene so they could participate more directly in the action. The motions to intervene were granted by the Court on September 14, 1995.

         In October and November 1995, the attorneys for the plaintiffs-intervenors conducted extensive discovery. At the same time, there were continuing negotiations concerning possible revisions to the proposed settlement.


         On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ("Consolidated Complaint") against the General Partners, the managing general partner of HEP-85, two of the general partners of HEP-86 and the indirect corporate parent of the General Partners, alleging various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting, receivership, and removal of general partner; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the HEP Partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

         On or about January, 1996, the parties to the B & S Litigation agreed upon a revised settlement, which would be significantly more favorable to limited partners than the previously proposed settlement. The revised settlement proposal, like the previous proposal, involves the reorganization of (i) HEP-85, (ii) HEP-86 and, (iii) the Partnership (collectively, the "HEP Partnerships"), through an exchange (the "Exchange") in which limited partners (the "Participating Investors") of the partnerships participating in the Exchange (the "Participating Partnerships") would receive, in exchange for the partnership units, shares of common stock ("Shares") of a newly-formed corporation, Millennium Properties Inc. ("Millennium") which intends to qualify as a real estate investment trust. Such reorganization would only be effected with respect to a particular Partnership if holders of a majority of the outstanding units of that Partnership consent to such reorganization pursuant to a Consent Solicitation Statement (the "Consent Solicitation Statement") which would be sent to all limited partners after the settlement is approved by the Court. In connection with the Exchange, Participating Investors would receive Shares of Millennium in exchange for their limited partnership units. 84.65% of the Shares would be allocated to Participating Investors in the aggregate (assuming each of the HEP Partnerships participate in the Exchange) and 15.35% of the Shares would be allocated to the general partners in consideration of the general partners' existing interests in the Participating Partnerships, their relinquishment of entitlement to receive fees and expense reimbursements, and the payment by the general partners or an affiliate of certain amounts for legal fees.

         As part of the Exchange, Shares issued to Participating Investors would be accompanied by options granting such Investors the right to require an affiliate of the general partners to purchase Shares at a price of $11.50 per Share, exercisable during the three month period commencing nine months after the effective date of the Exchange. A maximum of 1.5 million Shares (representing approximately 17.7% of the total Shares issued to investors if all partnerships participate) would be required to be purchased if all partnerships participate in the Exchange. Also as part of the Exchange, the indirect parent of the General Partners would agree that in the event that dividends paid with respect to the Shares do not aggregate at least $1.10 per Share for the first four complete fiscal quarters following the Effective Date, it would make a supplemental payment to holders of such Shares in the amount of such difference. The general partners or an affiliate would also provide an amount, not to exceed $2,232,500 in the aggregate, for the payment of attorneys' fees and reimbursable expenses of class counsel, as approved by the Court, and the costs of providing notice to the class (assuming that all three Partnerships participate in the Exchange). In the event that fewer than all of the Partnerships participate in the Exchange, such amount would be reduced. The general partners would advance to the Partnerships the amounts necessary to cover such fees and expenses of the Exchange (but not their litigation costs and expenses, which the general partners would bear). Upon the effectuation of the Exchange, the B & S Litigation would be dismissed with prejudice.

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement. The Court stated that it would rule on the issue of preliminary approval of the settlement after receiving the expert's report. If the settlement receives preliminary approval, a revised notice regarding the proposed settlement would be sent to limited partners, after which the Court would hold a fairness hearing in order to determine whether the settlement should be given final approval. If final approval of the settlement is granted by the Court, the Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners in the Partnership affirmatively voted to approve it.

9. RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING

         The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery and modified accelerated cost recovery systems, which are not in accordance with generally accepted accounting principles. The following is a reconciliation of the net income (loss) income per the financial statements to net taxable income.

                                                                  Years Ended December 31,
                                                  ---------------------------------------------------------
                                                      1995                  1994                   1993
                                                  -------------         -------------         -------------
Net (loss) income per financial statements        $  (7,260,499)        $   2,439,021         $     797,118

Write-down for impairment ................           10,042,900                  --                 398,700

Loss on abandonment ......................                 --                    --                 839,202

Tax depreciation in excess of financial
statement depreciation ...................             (558,392)             (503,792)             (474,602)
                                                  -------------         -------------         -------------
Net taxable income .......................        $   2,224,009         $   1,935,229         $   1,560,418
                                                  =============         =============         =============

         The differences between the Partnership's assets and liabilities for tax purposes and financial reporting purposes are as follows:

                                                                            December 31,
                                                                                1995
                                                                            -----------
Net assets per financial statements                                         $54,623,099

Write-down for impairment                                                    19,638,700

Tax depreciation in excess of financial statement depreciation               (2,725,510)

Fair market value step-up in connection with purchase of joint
venture interest not recognized for tax purposes                                304,942

Organization costs not charged to partners' equity
for tax purposes                                                              2,788,171

Building and accumulated depreciation, tax basis not charged
to loss on abandonment for tax purposes                                       2,294,009
                                                                            -----------
Net assets per tax reporting                                                $76,923,411
                                                                            ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

                  The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. The Managing General Partner is also the investment general partner of HEP-86 and is the managing general partner of HEP-85, both limited partnerships with investment objectives similar to those of the Partnership. The Associate General Partner is also a general partner in other partnerships affiliated with Presidio and whose investment objectives are similar to those of the Partnership. The Associate General Partner, in its capacity as such, does not devote any material amount of its business time and attention to the Partnership's affairs.

                  Based on a review of Forms 3 and 4 and amendments thereto furnished to the Partnership pursuant to Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, and written representations pursuant to
Item 405(b)(2)(i) of Regulation S-K, none of the General Partners, directors or officers of the Managing General Partner or beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") during the most recent fiscal or prior fiscal years. No written representations were received from the partners of the Associate General Partner.

                  As of March 15, 1996, the names and ages of, as well as the positions held by, the officers and directors of the Managing General Partner are as follows:

                                                                                          Has Served as an
                                                                                          Officer and/or
    Name                          Position                           Age                  Director Since
- - -----------------                 ----------------------             ---                  -----------------
Joseph M. Jacobs                  Director and                       43                   November 1994
                                  President

Jay L. Maymudes                   Director, Vice                     35                   November 1994
                                  President, Secretary
                                  and Treasurer

Robert Holtz                      Vice President                     28                   November 1994

Arthur H. Amron                   Vice President                     39                   November 1994
                                  and Assistant
                                  Secretary

Frederick Simon                   Vice President                     42                   February 1996

                  All of the current executive officers and directors were elected following the consummation of Integrated's plan of reorganization under which the Managing General Partner became indirectly wholly-owned by Presidio. Biographies for the executive officers and the directors follow:

                  Joseph M. Jacobs has been a director and President of Presidio since its formation in August 1994 and a director, Chief Executive Officer, President and Treasurer of Resurgence Properties Inc., a company engaged in diversified real estate activities ("Resurgence"), since its formation in March 1994. Since January 1, 1996, Mr. Jacobs has been a member and the President of Wexford. From May 1994 to December 1995, Mr. Jacobs was the President of Wexford Management Corp. From 1982 through May 1994, Mr. Jacobs was employed by, and since 1988 was the President of, Bear Stearns Real Estate Group, Inc., a firm engaged in all aspects of real estate, where he was responsible for the management of all activities, including maintaining worldwide relationships with institutional and individual real estate investors, lenders, owners and developers.

                  Jay L. Maymudes has been the Chief Financial Officer, a Vice President and Treasurer of Presidio since its formation in August 1994 and the Chief Financial Officer and a Vice President of Resurgence since July 1994, Secretary of Resurgence since January 1995 and Assistant Secretary from July 1994 to January 1995. Since January 1, 1996, Mr. Maymudes has been the Chief Financial Officer and a Senior Vice President of Wexford and was the Chief Financial Officer and a Vice President of Wexford Management Corp. from July 1994 to December 1995. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was a Senior Vice President of Dusco, Inc., a real estate investment advisor.

                  Robert Holtz has been a Vice President and Secretary of Presidio since its formation in August 1994 and a Vice President and Assistant Secretary of Resurgence since its formation in March 1994. Since January 1, 1996, Mr. Holtz has been a Senior Vice President and member of Wexford and was a Vice President of Wexford Management Corp. from May 1994 to December 1995. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate Group, Inc., where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate and its clients.

                  Arthur H. Amron has been a Vice President of certain subsidiaries of Presidio since November 1994. Since January 1996, Mr. Amron has been a Senior Vice President and the general counsel of Wexford. Also, from November 1994 to December 1995, Mr. Amron was the general counsel and, from March 1995 to December 1995, a Vice President, of Wexford Management Corp. From 1992 through November 1994, Mr. Amron was an attorney with the law firm of Schulte, Roth and Zabel.

                  Frederick Simon was a Senior Vice President of Wexford Management Corp. from November 1995 to December 1995. Since January 1996, Mr. Simon has been a Senior Vice President of Wexford. He is also a Vice President of Resurgence. Prior to joining Wexford, Mr. Simon was Executive Vice President and a Partner of Greycoat Real Estate Corporation, the U.S. arm of Greycoat PLC, a London stock exchange real estate investment and development company.

                  All of the directors will hold office, subject to the bylaws of the Managing General Partner, until the next annual meeting of stockholders of the Managing General Partner and until their successors are elected and qualified.

                  There are no family relationships between any executive officer and any other executive officer or director of the Managing General Partner.

                  As of March 15, 1996, the names and ages of, as well as the positions held by, the officers and directors of the Associate General Partner are as follows:

                                                                                     Has Served as an
                                                                                     Officer and/or
Name                                 Age     Position                                Director Since
- - ----------------------------------   -----   -------------------------------------   ----------------
Robert Holtz                            28   Director and President                       March 1995
Mark Plaumann                           40   Director and Vice President                  March 1995
Jay L. Maymudes                         35   Vice President, Secretary and Treasurer      March 1995
Arthur H. Amron                         39   Vice President and Assistant Secretary       March 1995


                  See the biographies of the above named officers and directors in the preceding section, except as noted below.

                  Mark Plaumann has been a Senior Vice President of Wexford since January 1996. Mr. Plaumann was a Vice President of Wexford Management
Corp.  from February 1995 to December 1995 and was employed by Alvarez & Marsal,
Inc., a workout firm,  as Managing  Director from February 1990 to January 1995.
Mr. Plaumann was employed by American Healthcare Management, Inc. a hospital management company, from February 1985 to January 1990 and by Ernst & Young from January 1973 to February 1985.

                  Affiliates of the General Partners are also engaged in business related to the acquisition and operation of real estate.

                  Many of the above officers, directors and partners of the Managing General Partner and the Associate General Partner are also officers and/or directors of the general partners of other public partnerships controlled by Presidio and various subsidiaries of Presidio.

Item 11.          Executive Compensation.

                  The   Partnership   is  not   required  to  and  did  not  pay
remuneration  to the officers and directors of the Managing  General  Partner or the partners of the Associate General Partner. Certain officers and directors of the Managing  General Partner  receive  compensation  from the Managing  General
Partner  and/or  its  affiliates  (but not from the  Partnership)  for  services performed for various affiliated entities,  which may include services performed for the  Partnership;  however,  the Managing  General Partner believes that any
compensation   attributable  to  services   performed  for  the  Partnership  is
immaterial. See also "Item 13. Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  As of March 15, 1996, no person was known by the Partnership to be the beneficial owner of more than 5% of the Units other than the trustees for General Retirement System of the City of Detroit, 510 City-County Building,
Detroit, MI 48226, which owned 20,000 Units representing approximately 5.4% of the outstanding Units.

                  No  directors,  officers or partners of the  Managing  General
Partner presently own any Units.

                  As of March 1, 1996, there were 8,766,569 outstanding shares of common stock of Presidio (the "Class A Shares"). As of that date, neither the individual directors nor the officers and directors of the Managing General
Partner as a group were known by the Partnership to own more than 1% of the Class A Shares.

                  The following table sets forth certain information known to the Partnership with respect to beneficial ownership of the Class A Shares of Presidio as of March 1, 1996, by each person who beneficially owns 5% or more of the Class A Shares, $.01 par value. The holders of Class A Shares are entitled to elect three out of the five members of Presidio's Board of Directors with the remaining two directors being elected by holders of the Class B Shares, $.01 par value, of Presidio.

                                                                      Beneficial Ownership
                                                            ---------------------------------------
                                                               Number of                Percentage
Name of Beneficial Owner                                        Shares                  Outstanding
- - ------------------------                                    -------------               -----------
Thomas F. Steyer
Fleur A. Fairman                                             3,169,083(1)                    36.1%

John M. Angelo
Michael L. Gordon                                            1,223,294(2)                    14.0%

The TCW Group, Inc. and affiliates                           1,151,769(3)                    13.1%

Intermarket Corp.                                            1,000,918(4)                    11.4%

- - -------------
(1) As the managing partners of each of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P. and Tinicum Partners, L.P. (collectively, the "Farallon Partnerships"), Thomas F. Steyer and Fleur
         A. Fairman may each be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act the 985,135, 1,104,240, 484,180 and 159,271
         shares held, respectively, by each of such Farallon Partnerships. These shares are included in the listed ownership. By virtue of investment management agreements between Farallon Capital Management, Inc. ("FCMI") and various managed accounts, FCMI has the authority to purchase, sell and trade in securities on behalf of such accounts and, therefore, may be deemed the beneficial owner of the 436,257 shares held in such accounts. Mr. Steyer and Ms. Fairman are the sole stockholders of FCMI and its Chairman and President, respectively. The shares beneficially owned by FCMI are included in the listed ownership. The other general partners of the Farallon Partnerships are David Cohen, Joseph Downes, Jason Fish, William Mellin, Meridee Moore and Eric Ruttenberg and such persons may also be deemed to own beneficially the shares held by the Farallon Partnerships. Each of such persons also serves as a managing director of FCMI.

(2) John M. Angelo and Michael L. Gordon, the general partners and controlling persons of AG Partners, L.P., which is the general partner of Angelo, Gordon & Co., L.P., may be deemed to have beneficial ownership under Rule 13d-3 of the Exchange Act of the securities beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates. Angelo, Gordon & Co., L.P., a registered investment adviser, serves as general partner of various limited partnerships and as investment advisor of third party accounts with power to vote and direct the disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3) TCW Special Credits, an affiliate of The TCW Group, Inc. serves as general partner of various limited partnerships and investment advisor of various trusts and third party accounts with power to vote and direct the disposition of Class A Shares owned by such limited partnerships, trusts and third party accounts. TCW Asset Management Company, a subsidiary of The TCW Group, Inc., is the managing general partner of TCW Special Credits. The TCW Group, Inc. may be deemed to be a beneficial owner of such shares for purposes of the reporting requirements under Rule 13d-3 of the Exchange Act; however, The TCW Group, Inc. and its affiliates disclaim beneficial ownership of these shares.

(4) Intermarket Corp. serves as general partner for certain limited partnerships and a investment advisor for certain corporations and foundations. As a result of such relationships, Intermarket Corp. may be deemed to have the power to vote and the power to dispose of Class A Shares held by such partnerships, corporations, and foundations.

                  All of Presidio's Class B Shares are owned by IR Partners. These 1,200,000 Class B Shares are convertible in the future under certain circumstances into 1,200,000 Class A Shares, however, such shares are not convertible at present. IR Partners is a general partnership whose general partners are Steinhardt Management Company Inc. ("Steinhardt Management"), certain of its affiliates and accounts managed by it and Roundhill Associates. Roundhill Associates is a limited partnership whose general partner is Charles
E. Davidson, the Chairman of the Board of Presidio. Joseph M. Jacobs, the Chief Executive Officer and President of Presidio and the President of Wexford, has a limited partner's interest in Roundhill Associates. Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt, the controlling person of Steinhardt Management and its affiliates, and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

                  The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 to the table above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of IR Partners and Michael Steinhardt and his affiliates is 605 Third Avenue, 33rd Floor, New York, New York 10158; the address of Charles E. Davidson is c/o Wexford, 411 West Putnam Avenue, Greenwich, Connecticut 06830. The address of The TCW Group, Inc. and its affiliates is 865 South Figeroa Street, 18th Floor, Los Angeles, California 90017. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address of Intermarket Corp. is 667 Madison Avenue, 7th Floor, New York, New York 10021.

Item 13.  Certain Relationships and Related Transactions.

                  The General Partners and certain affiliated entities have, during the year ended December 31, 1995, earned or received compensation or payments for services from the Partnership or subsidiaries of Presidio as follows:

                                                                                  Compensation
                                             Capacity in                          from the
Name of Recipient                            Which Served                         Partnership
- - ----------------------------                 ------------                         -------------
Resources High Equity, Inc.                  Managing General                     $1,214,631 (1)
                                             Partner

Presidio AGP Corp.                           Associate General                    $    2,739 (2)
Third Group Partners                         Partner

Resources Supervisory                        Affiliated Property                  $  116,830 (3)
Management Corp.                             Manager

- - ---------------------
(1) Of this amount $134,227 represents the Managing General Partner's share of distributions of cash from operations, $200,000 represents the Partnership Administration Fee based on the total number of Units outstanding and $880,404 represents the Partnership Asset Management Fee for managing the affairs of the Partnership. All fees payable to the Managing General Partner for the year ended December 31, 1995 have been paid. Furthermore, under the Partnership's Limited Partnership Agreement 4.9% of the net income and net loss of the Partnership is allocated to the Managing General Partner. Pursuant thereto, for the year ended December 31, 1995, $108,976 of the Partnership's taxable income was allocated to the Managing General Partner.

(2) This amount represents the Associate General Partner's share of the distributions of cash from operations. For the year ended December 31, 1995, $2,224 of the Partnership's taxable income was allocated to the Associate General Partner pursuant to the Partnership's Limited Partnership Agreement. The Associate General Partner is entitled to receive 0.1% of the Partnership's net income or net loss.

(3) This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly-owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties and the placement of certain tenants at those properties. The total fee paid to Resources Supervisory was $186,235 of which $69,405 was paid to unaffiliated management companies. All property management fees payable at December 31, 1995 have subsequently been paid.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)   Financial Statements: See Index to Financial Statements in Item 8.

(a)(2)   Financial Statement Schedule:

                  III.     Real Estate and Accumulated Depreciation

(a)(3)   Exhibits:

3, 4. (a) Amended and Restated Partnership Agreement ("Partnership Agreement") of the Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 15, 1987 included in the Partnership's Registration Statement on Form S-11 (Reg. No. 3312574).

         (b) First Amendment dated as of March 1, 1988 to the Partnership's Partnership Agreement, incorporated by reference to Exhibit 3, 4 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

10. (a) Management Agreement between the Partnership and Resources Property Management Corp., incorporated by reference to Exhibit 10B to the Partnership's Registration Statement on Form S-11 (Reg. No. 33-12574).

         (b) Acquisition and Disposition Services Agreement among the Partnership, Realty Resources Inc. and Resources High Equity, Inc., incorporated by reference to Exhibit 10(b) of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

         (c) Agreement among Resources High Equity, Inc., Integrated Resources, Inc. and Third Group Partners, incorporated by reference to Exhibit 10(c) of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

         (d) Amended and Restated Joint Venture Agreement dated February 1, 1990 among the Partnership, Integrated, High Equity Partners, Series 85, a California Limited Partnership, and High Equity Partners L.P., Series 86, with respect to 568 Broadway, incorporated by reference to Exhibit 10(a) to the Partnership's Current Report on Form 8-K dated February 1, 1990.

         (e) First Amendment to Amended and Restated Joint Venture Agreement of 568 Broadway Joint Venture, dated as of February 1, 1990, among the Partnership, HEP 85 and HEP 86 incorporated by reference to Exhibit 10(h) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

         (f) Form of Termination of Supervisory Management Agreement (separate agreement entered into with respect to each individual property) and Form of Supervisory Management, Agreement between the Partnership and Resources Supervisory (separate agreement entered into with respect to each individual property), incorporated by reference to Exhibit 10(h) of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

         (g) Lease Agreement between the Partnership and Handy Andy Home Improvement Centers, Inc. dated as of December 22, 1992, incorporated by reference to Exhibit 10(g) of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

(b)      Reports on Form 8-K:

         The Partnership filed the following report on Form 8-K during the last quarter of the fiscal year:

         None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)


                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                             ADDITIONAL INFORMATION

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                      INDEX

Additional financial  information furnished pursuant to the requirements of Form
         10-K:

         Schedules - December 31, 1995, 1994 and 1993 and years then ended, as required:

                  Schedule III      - Real estate and accumulated depreciation

                                    - Notes to Schedule III - Real estate and
                                      accumulated depreciation




                  All other schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HIGH EQUITY PARTNERS L.P. - SERIES 88

                                         By:      RESOURCES HIGH EQUITY, INC.,
                                                  Managing General Partner



Dated:  March 29, 1996                   By:       /s/ Joseph M. Jacobs
                                                  ---------------------
                                                  Joseph M. Jacobs
                                                  President
                                                  (Principal Executive Officer)




                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as officers and directors of Resources High Equity, Inc. and on the dates indicated.


Dated:  March 29, 1996          By:       /s/ Joseph M. Jacobs
                                         ---------------------
                                         Joseph M. Jacobs
                                         President and Director
                                         (Principal Executive Officer)




Dated:  March 29, 1996          By:       /s/ Jay L. Maymudes
                                         --------------------
                                         Jay L. Maymudes
                                         Vice President, Secretary, Treasurer
                                          and Director
                                         (Principal Financial and
                                         Accounting Officer)

HIGH EQUITY PARTNERS L.P. - SERIES 88

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995
====================================================================================================================================
                                                                                                                     Costs
                                                                                                                  Capitalized
                                                                                                                 Subsequent to
                                                                                      Initial Cost                Acquisition
                                                                               --------------------------  -------------------------
                                                                                               Buildings
                                                                                                 and                      Carrying
                    Description                                  Encumbrances      Land      Improvements  Improvements     Costs
- - --------------------------------------------------------------   ------------  -----------   ------------  ------------  -----------
 RETAIL:

  Melrose II Shopping Center              Melrose Park      IL   $      --     $ 1,375,000   $  4,000,640  $     4,776   $      --
  Sunrise Marketplace                     Las Vegas         NV          --       3,024,968     13,469,031    1,465,343     1,342,536
  SuperValue Stores                       Various                       --       1,787,620      6,881,999         --         708,358
  Livonia Plaza                           Livonia           MI          --       1,518,638      9,328,777      952,227       880,080


                                                                 -----------   -----------   ------------  -----------   -----------
                                                                        --       7,706,226     33,680,447    2,422,346     2,930,974
                                                                 -----------   -----------   ------------  -----------   -----------


 OFFICE:


  568 Broadway Office Building            New York          NY         --        1,429,284      6,093,266    2,700,761       813,953



 INDUSTRIAL:


  TMR Warehouses                          Various           OH         --        1,355,621     19,694,413       67,724     1,717,279

                                                                 -----------   -----------   ------------  -----------   -----------


                                                                 $      --     $10,491,131   $ 59,468,126  $ 5,190,831   $ 5,462,206
                                                                 ===========   ===========   ============  ===========   ===========

 Note: The aggregate cost for Federal income tax purposes is $80,612,295 at December 31, 1995.

HIGH EQUITY PARTNERS L.P. - SERIES 88

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -- Continued
December 31, 1995
====================================================================================================================================
                                                                                                  Gross Amounts at Which
                                                                                                Carried at Close Of Period
                                                                                        --------------------------------------------
                                                                       Reductions
                                                                       Recorded
                                                                       Subsequent to
                                                                       Acquisition                       Buildings
                                                                       ------------                         and
                         Description                                   Write-downs         Land         Improvements       Total
- - --------------------------------------------------------------------   ------------     ------------    ------------    ------------
 RETAIL:

  Melrose II Shopping Center              Melrose Park      IL         $ (2,881,000)    $    638,742    $ 1,860,674     $ 2,499,416
  Sunrise Marketplace                     Las Vegas         NV           (8,500,000)       1,811,849      8,990,029      10,801,878
  SuperValue Stores                       Various                               --         1,935,936      7,442,041       9,377,977
  Livonia Plaza                           Livonia           MI           (2,100,000)       1,536,441      9,043,281      10,579,722


                                                                       ------------     ------------    -----------     -----------
                                                                        (13,481,000)       5,922,968     27,336,025      33,258,993
                                                                       ------------     ------------    -----------     -----------


 OFFICE:


  568 Broadway Office Building            New York          NY           (6,157,700)        651,057       4,228,507       4,879,564



 INDUSTRIAL:


  TMR Warehouses                          Various           OH                  --       1,466,214       21,368,824      22,835,038

                                                                       ------------     ------------    -----------     -----------


                                                                       $(19,638,700)    $8,040,239      $52,933,356     $60,973,595
                                                                       ============     ==========      ===========     ===========

 Note: The aggregate cost for Federal income tax purposes is $80,612,295 at December 31, 1995.

HIGH EQUITY PARTNERS L.P. - SERIES 88

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -- Continued
December 31, 1995
====================================================================================================================================

                                                                              Accumulated          Date
                    Description                                               Depreciation       Acquired
- - -----------------------------------------------------------                   ------------       --------
 RETAIL:

  Melrose II Shopping Center              Melrose Park      IL                $   258,610           1989
  Sunrise Marketplace                     Las Vegas         NV                  2,280,245           1989
  SuperValue Stores                       Various                               1,279,173           1989
  Livonia Plaza                           Livonia           MI                  1,510,837           1989


                                                                              -----------
                                                                                5,328,865
                                                                              -----------


 OFFICE:


  568 Broadway Office Building            New York          NY                  1,311,039           1986



 INDUSTRIAL:


  TMR Warehouses                          Various           OH                  3,667,772           1988

                                                                              -----------


                                                                              $10,307,676
                                                                              ===========

 Note: The aggregate cost for Federal income tax purposes is $80,612,295 at December 31, 1995.

HIGH EQUITY PARTNERS L.P. - SERIES 88

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
================================================================================

(A) RECONCILIATION OF REAL ESTATE OWNED:

                                                 For the Years Ended December 31,
                                     ------------------------------------------------------
                                         1995                 1994                 1993
                                     ------------         ------------         ------------
BALANCE AT BEGINNING OF YEAR         $ 70,063,448         $ 68,969,623         $ 65,441,389

 ADDITIONS DURING THE YEAR
  Improvements to Real Estate             953,047            1,093,825              912,030
  Construction of Building (2)               --                   --              4,000,640
  Reversal of Write-down for
     Impairment (3)                          --                   --              1,500,000

 OTHER CHANGES
  Razing of Building (3)                     --                   --             (2,485,736)
  Write-down for Impairment           (10,042,900)                --               (398,700)
                                     ------------         ------------         ------------
BALANCE AT END OF YEAR (1)           $ 60,973,595         $ 70,063,448         $ 68,969,623
                                     ============         ============         ============


(1) INCLUDES  THE INITIAL COST OF THE  PROPERTIES  PLUS  ACQUISTION  AND CLOSING
    COSTS.

(2) CONSTRUCTION OF BUILDING AT MELROSE II.

(3) RAZING OF OLD BUILDING AT MELROSE II.


(B) RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                 For the Years Ended December 31,
                                      -----------------------------------------------------
                                         1995                 1994                 1993
                                      -----------         ------------         ------------
BALANCE AT BEGINNING OF YEAR          $  8,879,768        $  7,435,753         $  6,244,415

  ADDITIONS DURING THE YEAR
    Depreciation Expense (1)             1,427,908           1,444,015            1,413,460

  OTHER CHANGES
    Reversal of Accumulated
      Depreciation (2)                        --                  --               (222,122)
                                      ------------        ------------         ------------

BALANCE AT END OF YEAR                $ 10,307,676        $  8,879,768         $  7,435,753
                                      ============        ============         ============

(1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS.
(2) RAZING OF OLD BUILDING AT MELROSE II.