Form 10-Q
period 1996-03-31
HIGH EQUITY PARTNERS L P SERIES 88
filed 1996-05-15
CIK 831574

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-16855

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
             (Exact name of registrant as specified in its charter)


        DELAWARE                                                13-3394723
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                   411 West Putnam Avenue, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [ X ]       No   [   ]

================================================================================

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1996

                                      INDEX

Part I. Financial Information:

Balance Sheets--March 31, 1996 and December 31, 1995

Statements of Operations--Three Months Ended March 31,
 1996 and l995

Statement of Partners' Equity--Three Months Ended
 March 31, 1996

Statements of Cash Flows-- Three Months Ended
 March 31, 1996 and 1995

Notes to Financial Statements

Management's Discussion and Analysis of Financial
 Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1996

                          PART I. FINANCIAL INFORMATION

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. Other than the write-down for impairment, all of the aforementioned adjustments are of a normal recurring nature and there have not been any non-recurring adjustments included in the results reported for the current period.

                                 BALANCE SHEETS


                                                     March 31, 1996  December 31, 1995
                                                     --------------  -----------------
ASSETS

Real estate .......................................   $ 50,319,532    $ 50,665,919
Cash and cash equivalents .........................      4,089,945       3,898,548
Other assets ......................................      1,542,506       1,456,301
Receivables .......................................         29,596         284,730
                                                      ------------    ------------
                                                      $ 55,981,579    $ 56,305,498
                                                      ============    ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses .............   $    308,771    $    695,977
Distributions payable .............................        684,832         684,832
Due to affiliates .................................        291,523         301,590
                                                      ------------    ------------

                                                         1,285,126       1,682,399
                                                      ------------    ------------

Commitments and contingencies

PARTNERS' EQUITY:

    Limited partners' equity (371,766
         units issued and outstanding) ............     56,292,680      56,222,994
    General partners' deficit .....................     (1,596,227)     (1,599,895)
                                                      ------------    ------------

                                                        54,696,453      54,623,099
                                                      ------------    ------------

                                                      $ 55,981,579    $ 56,305,498
                                                      ============    ============


                        See notes to financial statements

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1996

                            STATEMENTS OF OPERATIONS

                                                      For the Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        1996           1995
                                                     -----------    -----------
Rental revenue ..................................    $ 1,987,499    $ 1,726,750
                                                     -----------    -----------
Costs and Expenses:

         Operating expenses .....................        464,346        418,990

         Depreciation and amortization ..........        425,729        397,800

         Partnership asset management fee .......        220,101        220,101

         Administrative expenses ................        114,845        119,553

         Property management fee ................         48,740         38,378

         Write-down for impairment ..............           --        7,161,900
                                                     -----------    -----------

                                                       1,273,761      8,356,722
                                                     -----------    -----------
Income (loss) before interest
   and other income .............................        713,738     (6,629,972)

         Interest income ........................         36,898         54,295

         Other income ...........................          7,550         10,000
                                                     -----------    -----------

Net income (loss) ...............................    $   758,186    $(6,565,677)
                                                     ===========    ===========

Net income (loss) attributable to:

         Limited partners .......................    $   720,277    $(6,237,393)

         General partners .......................         37,909       (328,284)
                                                     -----------    -----------

Net income (loss) ...............................    $   758,186    $(6,565,677)
                                                     ===========    ===========

Net income (loss) per unit of limited part-
  nership interest (371,766 units
  outstanding) ..................................    $      1.94    $    (16.78)
                                                     ===========    ===========

                        See notes to financial statements

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1996


                          STATEMENT OF PARTNERS' EQUITY


                                              General         Limited
                                              Partners'       Partners'
                                              (Deficit)       Equity            Total
                                             ------------    ------------    ------------
Balance, January 1, 1996 .................   $ (1,599,895)   $ 56,222,994    $ 54,623,099

Net income for the three months
 ended March 31, 1996 ....................         37,909         720,277         758,186

Distributions as a return of capital
 for the three  months ended March 31,
 1996 ($1.75 per limited partnership unit)        (34,241)       (650,591)       (684,832)
                                             ------------    ------------    ------------

Balance, March 31, 1996 ..................   $ (1,596,227)   $ 56,292,680    $ 54,696,453
                                             ============    ============    ============


                        See notes to financial statements

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1996

                            STATEMENTS OF CASH FLOWS


                                                     For the Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        1996            1995
                                                    -----------     -----------
Cash Flows From Operating Activities:

  Net income (loss) ............................    $   758,186     $(6,565,677)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Write-down for impairment .................           --         7,161,900
     Depreciation and amortization .............        425,729         397,800
     Straight line adjustment for stepped
      lease rentals ............................          9,446         (25,000)
 Changes in assets and liabilities:
     Accounts payable and accrued expenses .....       (387,206)       (100,870)
     Receivables ...............................        255,134            (799)
     Due to affiliates .........................        (10,067)        (48,824)
     Other assets ..............................       (128,705)        (76,053)
                                                    -----------     -----------

  Net cash provided by operating activities ....        922,517         742,477
                                                    -----------     -----------

Cash Flows From Investing Activities:

  Improvements to real estate ..................        (46,288)       (171,496)
                                                    -----------     -----------

Cash Flows From Financing Activities:

  Distributions to partners ....................       (684,832)       (684,832)
                                                    -----------     -----------

Increase (Decrease) in Cash and
 Cash Equivalents ..............................        191,397        (113,851)

Cash and Cash Equivalents
 Beginning of Year .............................      3,898,548       3,762,390
                                                    -----------     -----------

Cash and Cash Equivalents
 End of Quarter ................................    $ 4,089,945     $ 3,648,539
                                                    ===========     ===========

                        See notes to financial statements

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1996

                          NOTES TO FINANCIAL STATEMENTS
l.       GENERAL

         The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form l0-K for the year ended December 3l, l995. The December 31, 1995 year-end balance sheet data is derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Impairment of Assets

         In  March  1995,  the  Financial   Accounting  Standards  Board  issued
         Statement # 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS # 121"). Although the adoption of the statement was not required until fiscal years beginning after December 15, 1995, the Partnership implemented SFAS #121 for the year ended December 31, 1995.

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

         Upon implementation of SFAS #121, certain of the Partnership's assets have been written down to their estimated fair values, while others remain at depreciated cost. Thus, the net carrying value of the Partnership's asset portfolio may differ materially from its fair value. However, the write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of the balance sheet date. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimates and the variances may be material. The Partnership may provide additional losses in subsequent periods if the real estate market or local economic conditions change and such write-downs could be material.

         Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         Resources High Equity, Inc., the Managing General Partner, was, until November 3, 1994, a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated") at which time, pursuant to the consummation of the plan of reorganization, the assets of Integrated were sold to Presidio Capital Corp. , a British Virgin Islands corporation ("Presidio"), and the Managing General Partner became a wholly owned subsidiary of Presidio. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio became the Associate General Partner on February 28, 1995, replacing Third Group Partners which withdrew as of that date. The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in business that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford"), has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended March 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $22,350. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has entered into a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the three months ended March 31, 1996 and 1995, Resources Supervisory was entitled to receive $48,740 and $38,378, respectively, of which $27,318 and $14,378 was paid to unaffiliated management companies. These fees were paid in the quarters subsequent to March 31, 1996 and 1995, respectively.

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. For each of the quarters ended March 31, 1996 and 1995, the Managing General Partner was entitled to receive $50,000 which was paid in the quarters subsequent to March 31, 1996 and 1995, respectively.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended March 31, 1996 and 1995, the Managing General Partner earned $220,101 which was paid in the quarters subsequent to March 31, 1996 and 1995, respectively.

         The general partners are allocated 5% of the net income or (losses) of the Partnership, which amounted to $37,909 and $(328,284) for the quarters ended March 31, 1996 and 1995, respectively. They are also entitled to receive 5% of distributions, which amounted to $34,241 for each of the quarters ended March 31, 1996 and 1995.

         During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investments.

4.       REAL ESTATE

         Management recorded write-downs for impairment totaling $7,161,900 in the first quarter 1995 pursuant to adoption of SFAS #121 as discussed in Note 2. No write-downs were deemed necessary for the first quarter 1996.

         The following table represents the write-downs for impairment recorded on the Partnership's properties:

                                                Three Months Ended March 31,
                                               ------------------------------
                Property                          1996                1995
         ----------------------                ---------          -----------
         568 Broadway ......................   $     ---           $1,461,900
         Sunrise ...........................         ---            5,700,000
                                               ---------           ----------
                                               $     ---           $7,161,900
                                               =========           ==========

         The following table is a summary of the Partnership's real estate as of:

                                                 March 31,         December 31,
                                                   1996                1995
                                               ------------        ------------
Land ...................................       $  8,040,238        $  8,040,238
Buildings and improvements .............         52,979,644          52,933,357
                                               ------------        ------------

                                                 61,019,882          60,973,595

Less: Accumulated depreciation .........        (10,700,350)        (10,307,676)
                                               ------------        ------------
                                               $ 50,319,532        $ 50,665,919
                                               ============        ============

5.       DISTRIBUTIONS PAYABLE

                                                        March 31,      December 31,
                                                          1996            1995
                                                        --------        --------
Limited partners ($1.75 per unit) ..............        $650,591        $650,591
General partners ...............................          34,241          34,241
                                                        --------        --------
                                                        $684,832        $684,832
                                                        ========        ========

         Such distributions were paid in the quarters subsequent to March 31, 1996 and December 31, 1995, respectively.

6.       DUE TO AFFILIATES

                                                         March 31,    December 31,
                                                           1996           1995
                                                         --------       --------
Partnership asset management fee .................       $220,101       $220,101
Property management fee ..........................         21,422         31,489
Non-accountable expense reimbursement ............         50,000         50,000
                                                         --------       --------
                                                         $291,523       $301,590
                                                         ========       ========

         Such amounts were paid in the quarters subsequent to March 31, 1996 and December 31, 1995, respectively.

7.       COMMITMENTS AND CONTINGENCIES

a) 568 Broadway Joint Venture is currently involved in litigation with a number of present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counter claims seeking monetary damages. The plaintiffs' allegations include but are not limited to claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages in excess of $20 million plus additional damages of an indeterminate amount. The 568 Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgement in favor of the 568 Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the 568 Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the 568 Broadway Joint Venture will prevail in those actions as well.

b) A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of the State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The plaintiffs allege that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further allege that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of their property. The suit seeks a judgement requiring removal of the sidewalk shed, compensatory damages of $20 million and punitive damages of $10 million. The Partnership believes that this suit is meritless and intends to vigorously defend it.

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

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement. The Court stated that it would rule on the issue of preliminary approval of the settlement after receiving the expert's report. On May 6, 1996, the expert submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommending that the revised settlement be restructured so as to allocate Shares to the general partners based solely on the value of their 5% equity interests in the Partnerships, that the allocation of Shares be based on independent appraisals of all of the Partnerships' properties, and that Participating Investors be provided with dissenters' rights. The Partnership is considering a variety of alternatives relating to the structure of, and consideration to be received in connection with, the settlement in response to the expert's report. A hearing on the expert's report and preliminary approval of the revised settlement is scheduled for May 28, 1996. If the settlement receives preliminary approval, a revised notice regarding the proposed settlement would be sent to limited partners, after which the Court would hold a fairness hearing in order to determine whether the settlement should be given final approval. If final approval of the settlement is granted by the Court, the Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners in the Partnership affirmatively voted to approve it.

8.       RESULTS OF OPERATIONS

         Results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1996

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership owns outright or an interest in shopping centers, office buildings, warehouses and supermarkets. All properties were initially acquired for cash. The Partnership's public offering of Units commenced on September 15, 1987. As of the termination of the offering in September 1989, The Partnership had accepted subscriptions for 371,766 Units (including Units held by the initial limited partner) for aggregate net proceeds of $90,153,255 (gross proceeds of $92,941,500 less organization and offering expenses aggregating $2,788,245).

In August 1990, the Managing General Partner declared a special distribution of $16.96 per unit, representing a return of uninvested proceeds. This return of capital lowered the net proceeds from the offering to $83,848,104.

The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the three months ended March 31, 1996, 100% of capital expenditures and distributions were funded from cash flow from operations. As of March 31, 1996, total remaining working capital reserves amounted to approximately $3,018,000. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate working capital reserves for capital improvements and capitalized lease procurement costs. Thus, cash distributions may be reduced even if operations continue at current levels. The loss of revenues pursuant to Handy Andy's bankruptcy at Melrose II will have an adverse effect on the Partnership's operations and financial position. In addition, if real estate market conditions deteriorate in areas where the Partnership's properties are located, there is substantial risk that future cash flow distributions may be reduced. Working capital reserves are temporarily invested in short-term instruments and are expected, together with operating cash flow, to be sufficient to fund anticipated capital improvements to the Partnership's properties.

During the three months ended March 31, 1996, cash and cash equivalents increased $191,397 as a result of cash flows from operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants, which amounted to $922,517 for the three months ended March 31, 1996. The Partnership used $46,288 for capital expenditures related to capital and tenant improvements to the properties and $684,832 for distributions to partners for the three months ended March 31, 1996.

The Partnership expects to continue to utilize a portion of its cash flow from operations and its reserves to pay for various capital and tenant improvements to the properties and leasing commissions (the amount of which cannot be predicted with certainty). Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's current working capital reserves. In that event, the Partnership would utilize the remaining working capital reserves or sell one or more properties, which would have an adverse effect on future distributions. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

REAL ESTATE MARKET

The real estate market continues to suffer from the effects of the recession which included a substantial decline in the market value of existing properties. Market values have been slow to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. Technological changes are also occurring which may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at increased risk.

IMPAIRMENT OF ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement # 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS # 121"). Although the adoption of the statement was not required until fiscal years beginning after December 15, 1995, the Partnership implemented SFAS #121 for the year ended December 31, 1995.

Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair market value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value.

Upon implementation of SFAS #121, certain of the Partnership's assets have been written down to their estimated fair market values, while others remain at depreciated cost. Thus, the net carrying value of the Partnership's asset portfolio may differ materially from its fair market value. However, the write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying values as of the balance sheet date. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent periods if the real estate market or local economic conditions change and such write-downs could be material.

Management recorded write-downs for impairment totaling $7,161,900 in the first quarter 1995 pursuant to adoption of SFAS #121 as discussed above. No write-downs were deemed necessary for the first quarter 1996.

The following table represents the write-downs for impairment recorded on the Partnership's properties.

                                             Three Months Ended March 31,
                                         -----------------------------------
          Property                             1996                  1995
- ---------------------------------        ---------------          ----------
568 Broadway                             $          ---           $ 1,461,900
Sunrise                                             ---             5,700,000
                                         --------------           -----------
                                         $          ---           $ 7,161,900
                                         ==============           ===========

RESULTS OF OPERATIONS

The Partnership experienced net income for the three months ended March 31, 1996 compared to a net loss during the same period in the prior year due primarily to the significant write-down for impairment recorded in 1995.

Rental revenue increased during the three months ended March 31, 1996 as compared to the same period in the prior year. Rental revenues increased at Tri-Columbus, Sunrise, and Livonia due to higher occupancy rates in 1996 compared to the first quarter of 1995. Revenues at the other properties generally remained consistent for the three months ended March 31, 1996 compared to the same period in 1995.

Costs and expenses decreased during the three months ended March 31, 1996 compared to 1995 due primarily to the write-down for impairment recorded in 1995. Operating expenses increased slightly for the three months ended March 31, 1996 compared to the same period in 1995 due to higher real estate tax expense partially offset by lower repair and maintenance costs at certain properies. Real estate taxes, previously paid by Handy Andy, a net lease tenant at the Melrose II property, are now the responsibility of the Partnership pursuant to the rejection of the lease by Handy Andy as debtor-in-possession in March of 1996. Overall repairs and maintenance costs decreased at Sunrise due to the receipt of insurance proceeds in 1996 which offset previously incurred repair and maintenance costs.

Depreciation and amortization, the partnership asset management fee and administrative expenses remained relatively consistent for the three months ended March 31, 1996 compared to the same period in the prior year. Property management fees, however, increased during the period in 1996 due to the increase in revenues at certain properties as previously discussed.

Interest income decreased due to lower interest rates for the three months ended March 31, 1996 compared to the same period in the prior year. Other income, which consists of investor ownership transfer fees, remained relatively consistent during the three months ended March 31, 1996 compared to the same period in 1995.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to financial statements for a description thereof.

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1996

                          PART II. - OTHER INFORMATION

  Item 1 - Legal Proceedings

  (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

  Item 6 - Exhibits and Reports on Form 8-K

  (a)      Exhibits:  There were no exhibits filed.

  (b)      Reports on Form 8-K:  None

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          High Equity Partners L.P. - Series 88


                                              By:    Resources High Equity, Inc.
                                                     Managing General Partner





Dated: May 15, 1996                           By:    /S/  Joseph M. Jacobs
                                                     ---------------------
                                                     Joseph M. Jacobs
                                                     President
                                                     (Duly Authorized Officer)




Dated: May 15, 1996                           By:    /S/  Jay L. Maymudes
                                                     --------------------
                                                     Jay L. Maymudes
                                                     Vice President, Secretary
                                                     and Treasurer
                                                     (Principal Financial and
                                                     Accounting Officer)