Form 10-Q
period 1996-06-30
HIGH EQUITY PARTNERS L P SERIES 88
filed 1996-08-14
CIK 831574

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

                  For the quarterly period ended June 30, 1996

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

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996

                                      INDEX



Part I. Financial Information:

Balance Sheets--June 30, 1996 and December 31, 1995

Statements of Operations--Three Months Ended June 30,
 1996 and l995 and Six Months Ended June 30, 1996 and 1995

Statement of Partners' Equity--Six Months Ended
 June 30, 1996

Statements of Cash Flows-- Six Months Ended
 June 30, 1996 and 1995

Notes to Financial Statements

Management's Discussion and Analysis of Financial
 Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996


                                 BALANCE SHEETS


                                                                 June 30,      December 31,
                                                                   1996           1995
                                                               ------------    ------------
ASSETS

Real estate ................................................   $ 49,960,902    $ 50,665,919
Cash and cash equivalents ..................................      4,468,697       3,898,548
Other assets ...............................................      1,508,544       1,456,301
Receivables ................................................        321,451         284,730
                                                               ------------    ------------
                                                               $ 56,259,594    $ 56,305,498
                                                               ============    ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ......................   $    426,151    $    695,977
Distributions payable ......................................        684,832         684,832
Due to affiliates ..........................................        298,395         301,590
                                                               ------------    ------------

                                                                  1,409,378       1,682,399
                                                               ------------    ------------

Commitments and contingencies

PARTNERS' EQUITY:

    Limited partners' equity (371,766
         units issued and outstanding) .....................     56,438,754      56,222,994
    General partners' deficit ..............................     (1,588,538)     (1,599,895)
                                                               ------------    ------------

                                                                 54,850,216      54,623,099
                                                               ------------    ------------

                                                               $ 56,259,594    $ 56,305,498
                                                               ============    ============

See notes to financial statements

                   HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996

                                      STATEMENTS OF OPERATIONS


                                                                    For the Three Months Ended         For the Six Months Ended
                                                                             June 30,                           June 30,
                                                                  ------------------------------      -----------------------------
                                                                      1996              1995              1996              1995
                                                                  -----------       -----------       -----------       -----------


Rental Revenue ............................................       $ 2,121,568       $ 1,754,181       $ 4,109,067       $ 3,480,931
                                                                  -----------       -----------       -----------       -----------

Costs and Expenses:

     Operating expenses ...................................           508,567           448,527           972,913           867,517
     Depreciation and amortization ........................           425,729           359,300           851,458           757,100
     Partnership asset management fee .....................           220,101           220,101           440,202           440,202
     Administrative expenses ..............................           116,954           134,245           231,799           253,798
     Property management fee ..............................            59,391            56,124           108,131            94,502
     Write-down for impairment ............................              --                --                --           7,161,900
                                                                  -----------       -----------       -----------       -----------

                                                                    1,330,742         1,218,297         2,604,503         9,575,019
                                                                  -----------       -----------       -----------       -----------

Income (loss) before interest and other income ............           790,826           535,884         1,504,564        (6,094,088)

     Interest income ......................................            30,299            49,225            67,197           103,520

     Other income .........................................            17,470             8,910            25,020            18,910
                                                                  -----------       -----------       -----------       -----------

Net income (loss) .........................................       $   838,595       $   594,019       $ 1,596,781       $(5,971,658)
                                                                  ===========       ===========       ===========       ===========

Net income (loss) attributable to:

     Limited partners .....................................       $   796,665       $   564,318       $ 1,516,942       $(5,673,075)

     General partners .....................................            41,930            29,701            79,839          (298,583)
                                                                  -----------       -----------       -----------       -----------


Net income (loss) .........................................       $   838,595       $   594,019       $ 1,596,781       $(5,971,658)
                                                                  ===========       ===========       ===========       ===========


Net income (loss) per unit of limited part-
  nership interest (371,766 units
  outstanding) ............................................       $      2.14       $      1.52       $      4.08       $    (15.26)
                                                                  ===========       ===========       ===========       ===========

See notes to financial statements

                    HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996


                                      STATEMENT OF PARTNERS' EQUITY

                                                                             General               Limited
                                                                            Partners'             Partners'
                                                                            (Deficit)              Equity                 Total
                                                                         ------------           ------------           ------------
Balance, January 1, 1996 ......................................          $ (1,599,895)          $ 56,222,994           $ 54,623,099

Net income for the six months
 ended June 30, 1996 ..........................................                79,839              1,516,942              1,596,781

Distributions as a return of capital
 for the six months ended June 30,
 1996 ($3.50 per limited partnership unit) ....................               (68,482)            (1,301,182)            (1,369,664)
                                                                         ------------           ------------           ------------

Balance, June 30, 1996 ........................................          $ (1,588,538)          $ 56,438,754           $ 54,850,216
                                                                         ============           ============           ============

See notes to financial statements

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996

                            STATEMENTS OF CASH FLOWS

                                                      For the Six Months Ended
                                                              June 30,
                                                        1996             1995
                                                    -----------     -----------
Cash Flows From Operating Activities:

Net income (loss) ..............................    $ 1,596,781     $(5,971,658)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
     Write-down for impairment .................           --         7,161,900
     Depreciation and amortization .............        851,458         757,100
     Straight line adjustment for stepped
      lease rentals ............................         18,892         (50,250)
 Changes in assets and liabilities:
     Accounts payable and accrued expenses .....       (269,826)        110,605
     Receivables ...............................        (36,721)         34,882
     Due to affiliates .........................         (3,195)        (46,379)
     Other assets ..............................       (137,244)       (144,176)
                                                    -----------     -----------

  Net cash provided by operating activities ....      2,020,145       1,852,024
                                                    -----------     -----------

Cash Flows From Investing Activities:

  Improvements to real estate ..................        (80,332)       (390,978)
                                                    -----------     -----------

Cash Flows From Financing Activities:

  Distributions to partners ....................     (1,369,664)     (1,369,664)
                                                    -----------     -----------

Increase in Cash and Cash Equivalents ..........        570,149          91,382

Cash and Cash Equivalents,
 Beginning of Year .............................      3,898,548       3,762,390
                                                    -----------     -----------

Cash and Cash Equivalents,
 End of Quarter ................................    $ 4,468,697     $ 3,853,772
                                                    ===========     ===========

See notes to financial statements

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996


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

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         Resources High Equity, Inc., the Managing General Partner, was, until November 3, 1994, a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated") at which time, pursuant to the consummation of the plan of reorganization, the assets of Integrated were sold to Presidio Capital Corp. , a British Virgin Islands corporation ("Presidio"), and the Managing General Partner became a wholly owned subsidiary of Presidio. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio became the Associate General Partner on February 28, 1995, replacing Third Group Partners which withdrew as of that date. The general partners and affiliates of the general partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in business that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford"), has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $22,350. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has entered into a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the three months ended June 30, 1996 and 1995, Resources Supervisory was entitled to receive $59,392 and $56,124, respectively, of which $31,098 and $19,874 was paid to unaffiliated management companies. These fees were paid in the quarters subsequent to June 30, 1996 and 1995, respectively.

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996


                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year (exclusive of the administrative expenses paid to Wexford). For each of the quarters ended June 30, 1996 and 1995, the Managing General Partner was entitled to receive $50,000 which was paid in the quarters subsequent to June 30, 1996 and 1995, respectively.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended June 30, 1996 and 1995, the Managing General Partner earned $220,101 which was paid in the quarters subsequent to June 30, 1996 and 1995, respectively.

         The general partners are allocated 5% of the net income of the Partnership, which amounted to $41,930 and $29,701 for the quarters ended June 30, 1996 and 1995, respectively. They are also entitled to receive 5% of distributions, which amounted to $34,241 for each of the quarters ended June 30, 1996 and 1995.

         During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investments.

         In July 1996, Millenium Funding IV Corp., a wholly owned indirect subsidiary of Presidio, purchased 216 units of the Partnership from various limited partners. These purchases represent less than .1% of the outstanding limited partnership units of the Partnership.

4.       REAL ESTATE

         Management recorded write-downs for impairment totaling $7,161,900 in the first quarter 1995 pursuant to adoption of SFAS #121 as discussed in Note 2. No write-downs were recorded for the six months ended June 30, 1996.

         The following table represents the write-downs for impairment recorded on the Partnership's properties:

                                          Six Months Ended June 30,
                Property                   1996                    1995
         ----------------------      ---------------        --------------

         568 Broadway                $        ---          $     1,461,900
         Sunrise                              ---                5,700,000
                                     ---------------       ---------------
                                     $       ---           $     7,161,900
                                     ===============       ===============

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE (CONTINUED)

         The following table is a summary of the Partnership's real estate as of:

                                                  June 30,          December 31,
                                                   1996                1995
                                             --------------      --------------
    Land                                     $    8,040,238      $    8,040,238
    Buildings and improvements                   53,013,689          52,933,357
                                             --------------      --------------

                                                 61,053,927          60,973,595
    Less: Accumulated depreciation              (11,093,025)        (10,307,676)
                                             --------------      ---------------
                                             $   49,960,902      $   50,665,919
                                             ================    ==============

5.       DISTRIBUTIONS PAYABLE

                                                  June 30,          December 31,
                                                   1996                1995
                                             --------------      --------------
    Limited partners ($1.75 per unit)       $      650,591       $      650,591
    General partners                                34,241               34,241
                                            --------------       --------------
                                            $      684,832       $      684,832
                                            ==============       ==============

         Such distributions were paid in the quarters subsequent to June 30, 1996 and December 31, 1995, respectively.

6.       DUE TO AFFILIATES

                                                  June 30,          December 31,
                                                   1996                1995
                                             --------------      --------------
    Partnership asset management fee        $      220,101       $      220,101
    Property management fee                         28,294               31,489
    Non-accountable expense reimbursement           50,000               50,000
                                            --------------       --------------
                                            $      298,395       $      301,590
                                            ==============       ==============

         Such amounts were paid in the quarters subsequent to June 30, 1996 and December 31, 1995, respectively.

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

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

         On July 19, 1995, the Court preliminarily approved a settlement of the B&S Litigation and approved the form of a notice (the "Notice")

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement. The Court stated that it would rule on the issue of preliminary approval of the settlement after receiving the expert's report. On May 6, 1996, the expert submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommending that the revised settlement be restructured so as to allocate Shares to the general partners based solely on the value of their 5% equity interests in the

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Partnerships, that the allocation of Shares be based on independent appraisals of all of the Partnerships' properties, and that Participating Investors be provided with dissenters' rights. On May 28, 1996, at a hearing in connection with the expert's report, the Court ordered the parties to brief certain valuation issues, the requisite consents required from limited partners to approve the Exchange and the applicability of exemptions from the California securities law. Thereafter, in response to the expert's report, the proposed settlement was further revised to require independent appraisals of all the Partnerships' properties and to provide Participating Investors with dissenters' rights, which would entitle Participating Investors who elected dissenters' rights to receive, as compensation for their Units, unsecured notes issued by Millennium, the face amount of which would be based on the independent appraisals.

         A hearing on the issues the Court had ordered the parties to brief was held on July 9, 1996. On July 18, 1996, the Court preliminarily approved the proposed, revised settlement of the B & S Litigation, and made a preliminary finding that the proposed, revised settlement is fair, adequate and reasonable to the class, and that a settlement class should be conditionally certified. The Court also set a hearing for August 19, 1996 to settle the form and method of notice to limited partners regarding the proposed, revised settlement.

         After a notice regarding the proposed, revised settlement is sent to limited partners, the Court would hold a fairness hearing in order to determine whether the settlement should be given final approval. If final approval of the settlement is granted by the Court, the Consent Solicitation Statement concerning the settlement and the reorganization would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners in the Partnership affirmatively voted to approve it.

8.       RESULTS OF OPERATIONS

         Results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996

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

The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the six months ended June 30, 1996, 100% of capital expenditures and distributions were funded from cash flow from operations. As of June 30, 1996, total remaining working capital reserves amounted to approximately $3,389,000. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate working capital reserves for capital improvements and capitalized lease procurement costs. Thus, cash distributions may be reduced even if operations continue at current levels. The loss of revenues pursuant to Handy Andy's bankruptcy filing at Melrose II will have an adverse effect on the Partnership's operations and financial position. In addition, if real estate market conditions deteriorate in areas where the Partnership's properties are located, there is substantial risk that future cash flow distributions may be reduced. Working capital reserves are temporarily invested in short-term instruments and are expected, together with operating cash flow, to be sufficient to fund anticipated capital improvements to the Partnership's properties.

During the six months ended June 30, 1996, cash and cash equivalents increased $570,149 as a result of cash flows from operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants, which amounted to $2,020,145 for the six months ended June 30, 1996. The Partnership used $80,332 for capital expenditures related to capital and tenant improvements to the properties and $1,369,664 for distributions to partners for the six months ended June 30, 1996.

The Partnership expects to continue to utilize a portion of its cash flow from operations and its reserves to pay for various capital and tenant improvements to the properties and leasing commissions (the amount of which cannot be predicted with certainty). Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations which would otherwise be available for distributions. In that event, the Partnership would utilize the remaining working capital reserves or sell one or more properties, which would have an adverse effect on future distributions. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management recorded write-downs for impairment totaling $7,161,900 in the first quarter 1995 pursuant to adoption of SFAS #121 as discussed above. No write-downs were recorded for the six months ended June 30, 1996.

The following table represents the write-downs for impairment recorded on the Partnership's properties.

                                             Six Months Ended June 30,
 Property                                  1996                  1995
- ---------                           -----------------       --------------


568 Broadway                       $       ---             $    1,461,900
Sunrise                                    ---                  5,700,000
                                   -----------------       --------------
                                   $      ---              $    7,161,900
                                   =================       ==============

RESULTS OF OPERATIONS

The Partnership experienced net income for the six months ended June 30, 1996 compared to a net loss during the same period in the prior year due primarily to the significant write-down for impairment recorded in 1995. The Partnership experienced an increase in net income for the three months ended June 30, 1996 compared to the same period in the prior year due primarily to higher revenues at certain properties in 1996.

Rental revenue increased during both the six and the three months ended June 30, 1996 as compared to the same periods in the prior year. Rental revenues increased at Tri-Columbus, Sunrise, 568 Broadway and Livonia due to higher occupancy rates in 1996 compared to the first two quarters of 1995. These increases were partially offset by a decrease in revenues at Melrose II during the six and three months ended June 30, 1996 compared to the same periods in 1995 due to the bankruptcy filing by Handy Andy, the sole tenant at the property, in March 1996.

Costs and expenses decreased during the six months ended June 30, 1996 compared to 1995 due primarily to the write-down for impairment recorded in 1995 while costs and expenses increased for the three months ended June 30, 1996 as compared to the same period in the prior year. Operating expenses increased for both the six and three month periods ended June 30, 1996 compared to the same period in 1995 due to higher real estate tax expense and bad debts, partially offset by lower repair and maintenance costs at certain properties. Real estate taxes, previously paid by Handy Andy, a net lease tenant at the Melrose II property, are now the responsibility of the Partnership pursuant to the rejection of the lease by Handy Andy as debtor-in-possession in March of 1996. The most significant bad debt expense during the six and three months ended June 30, 1996 occurred at Sunrise due to the bankruptcy filing by a tenant. Overall repairs and maintenance costs decreased at Sunrise due to the receipt of insurance proceeds in 1996 which offset previously incurred repair and maintenance costs.

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and amortization increased during the six and three months ended June 30, 1996 compared to 1995 due to significant capital and tenant improvement work in 1995. The partnership asset management fee remained consistent in 1996 compared to 1995. Administrative expenses decreased during the six and three months ended June 30, 1996 compared to the same periods in the prior year due primarily to lower allocated partnership payroll costs as compared to the same periods in 1995. Property management fees, however, increased during the periods in 1996 due to the increase in revenues at certain properties as previously discussed.

Interest income decreased due to lower interest rates for both the six and three months ended June 30, 1996 compared to the same periods in the prior year. Other income, which consists of investor ownership transfer fees, increased during the six and three months ended June 30, 1996 compared to the same periods in 1995 due to a greater number of ownership transfers during the second quarter of 1996.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to financial statements for a description thereof.

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-JUNE 30, 1996

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



                                          High Equity Partners L.P. - Series 88


                                          By:    Resources High Equity, Inc.
                                                 Managing General Partner





Dated: August 14, 1996                    By:    /S/  Joseph M. Jacobs
                                                      ---------------------
                                                 Joseph M. Jacobs
                                                 President
                                                 (Duly Authorized Officer)




Dated: August 14, 1996                    By:    /S/  Jay L. Maymudes
                                                      --------------------
                                                 Jay L. Maymudes
                                                 Vice President, Secretary
                                                 and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)