Form 10-Q
period 1996-09-30
HIGH EQUITY PARTNERS L P SERIES 88
filed 1996-11-14
CIK 831574

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

                  For the quarterly period ended September 30, 1996

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

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

                                      INDEX




Part I. Financial Information:

Balance Sheets--September 30, 1996 and December 31, 1995

Statements of Operations--Three Months Ended September 30,
 1996 and l995 and Nine Months Ended September 30, 1996 and 1995

Statement of Partners' Equity--Nine Months Ended
 September 30, 1996

Statements of Cash Flows-- Nine Months Ended
 September 30, 1996 and 1995

Notes to Financial Statements

Management's Discussion and Analysis of Financial
 Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996


                                 BALANCE SHEETS


                                                  September 30,     December 31,
                                                      1996              1995
                                                  ------------     ------------
ASSETS
Real estate ..................................    $ 49,577,722     $ 50,665,919
Cash and cash equivalents ....................       4,944,679        3,898,548
Other assets .................................       1,518,815        1,456,301
Receivables ..................................         252,839          284,730
                                                  ------------     ------------
                                                  $ 56,294,055     $ 56,305,498
                                                  ============     ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses ........    $    574,170     $    695,977
Distributions payable ........................         684,832          684,832
Due to affiliates ............................         288,860          301,590
                                                  ------------     ------------
                                                     1,547,862        1,682,399
                                                  ------------     ------------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (371,766
             units issued and outstanding) ...      56,339,931       56,222,994
General partners' deficit ....................      (1,593,738)      (1,599,895)
                                                  ------------     ------------
                                                    54,746,193       54,623,099
                                                  ------------     ------------
                                                  $ 56,294,055     $ 56,305,498
                                                  ============     ============

                        See notes to financial statements

                                  HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

                                                      STATEMENTS OF OPERATIONS

                                                                 For the Three Months Ended               For the Nine Months Ended
                                                                         September 30,                         September 30,
                                                              --------------------------------      --------------------------------
                                                                   1996               1995               1996               1995
                                                              ------------       ------------       ------------       ------------
Rental Revenue ........................................       $  1,755,457       $  1,827,308       $  5,864,524       $  5,308,239
                                                              ------------       ------------       ------------       ------------

Costs and Expenses:

         Operating expenses ...........................            419,172            403,185          1,392,085          1,270,702
         Depreciation and amortization ................            425,729            359,300          1,277,187          1,116,400
         Partnership asset management fee .............            220,101            220,101            660,303            660,303
         Administrative expenses ......................            131,848            127,488            363,647            381,286
         Property management fee ......................             48,941             41,779            157,072            136,281
         Write-down for impairment ....................               --                 --                 --            7,161,900
                                                              ------------       ------------       ------------       ------------

                                                                 1,245,791          1,151,853          3,850,294         10,726,872
                                                              ------------       ------------       ------------       ------------

Income (loss) before interest and other income ........            509,666            675,455          2,014,230         (5,418,633)

         Interest income ..............................             48,252             34,356            115,449            137,876

         Other income .................................             22,891              8,050             47,911             26,960
                                                              ------------       ------------       ------------       ------------

Net income (loss) .....................................       $    580,809       $    717,861       $  2,177,590       $ (5,253,797)
                                                              ============       ============       ============       ============

Net income (loss) attributable to:

         Limited partners .............................       $    551,769       $    681,968       $  2,068,710       $ (4,991,107)

         General partners .............................             29,040             35,893            108,880           (262,690)
                                                              ------------       ------------       ------------       ------------

Net income (loss) .....................................       $    580,809       $    717,861       $  2,177,590       $ (5,253,797)
                                                              ============       ============       ============       ============

Net income (loss) per unit of limited part-
  nership interest (371,766 units
  outstanding) ........................................       $       1.48       $       1.83       $       5.56       $     (13.43)
                                                              ============       ============       ============       ============

                                                  See notes to financial statements

             HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996


                               STATEMENT OF PARTNERS' EQUITY


                                                General        Limited
                                                Partners'      Partners'
                                                (Deficit)       Equity           Total
                                             ------------    ------------    ------------
Balance, January 1, 1996 .................   $ (1,599,895)   $ 56,222,994    $ 54,623,099

Net income for the nine months
 ended September 30, 1996 ................        108,880       2,068,710       2,177,590

Distributions as a return of capital
 for the nine months ended September 30,
 1996 ($5.25 per limited partnership unit)       (102,723)     (1,951,773)     (2,054,496)
                                             ------------    ------------    ------------

Balance, September 30, 1996 ..............   $ (1,593,738)   $ 56,339,931    $ 54,746,193
                                             ============    ============    ============

                        See notes to financial statements

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996


                            STATEMENTS OF CASH FLOWS

                                                      For the Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                         1996            1995
                                                    ------------    ------------
Cash Flows From Operating Activities:

Net income (loss) ..............................    $ 2,177,590     $(5,253,797)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
     Write-down for impairment .................           --         7,161,900
     Depreciation and amortization .............      1,277,187       1,116,400
     Straight line adjustment for stepped
      lease rentals ............................         28,338         (75,375)
 Changes in assets and liabilities:
     Accounts payable and accrued expenses .....       (121,807)        191,905
     Receivables ...............................         31,891          51,425
     Due to affiliates .........................        (12,730)        (47,733)
     Other assets ..............................       (190,016)       (244,383)
                                                    -----------     -----------

  Net cash provided by operating activities ....      3,190,453       2,900,342
                                                    -----------     -----------

Cash Flows From Investing Activities:

  Improvements to real estate ..................        (89,826)       (836,476)
                                                    -----------     -----------

Cash Flows From Financing Activities:

  Distributions to partners ....................     (2,054,496)     (2,054,496)
                                                    -----------     -----------

Increase in Cash and Cash Equivalents ..........      1,046,131           9,370

Cash and Cash Equivalents,
 Beginning of Year .............................      3,898,548       3,762,390
                                                    -----------     -----------

Cash and Cash Equivalents,
 End of Quarter ................................    $ 4,944,679     $ 3,771,760
                                                    ===========     ===========

                        See notes to financial statements

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

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

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         Resources High Equity, Inc., the Managing General Partner, was, until November 3, 1994, a wholly-owned subsidiary of Integrated Resources, Inc. ("Integrated") at which time, pursuant to the consummation of the plan of reorganization, the assets of Integrated were sold to Presidio Capital Corp. , a British Virgin Islands corporation ("Presidio"), and the Managing General Partner became a wholly owned subsidiary of Presidio. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio became the Associate General Partner on February 28, 1995, replacing Third Group Partners which withdrew as of that date. The general partners and affiliates of the general partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in business that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford"), has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the
         Partnership. During the three months ended September 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $22,350. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has entered into a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the three months ended September 1996 and 1995, Resources Supervisory was entitled to receive $48,941 and $41,779, respectively, of which $30,183 and $16,688 was paid to unaffiliated management companies. These fees were paid in the subsequent quarters.

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year (exclusive of the administrative expenses paid to Wexford). For each of the quarters ended September 30, 1996 and 1995, the Managing General Partner was entitled to receive $50,000 which was paid in the subsequent quarters.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended September 30, 1996 and 1995, the Managing General Partner earned $220,101 which was paid in the subsequent quarters.

         The general partners are allocated 5% of the net income of the Partnership, which amounted to $29,040 and $35,893 for the quarters ended September 30, 1996 and 1995, respectively. They are also entitled to receive 5% of distributions, which amounted to $34,241 for each of the quarters ended September 30, 1996 and 1995.

         During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investments.

         During July 1996 through October 1996, Millenium Funding IV Corp., a wholly owned indirect subsidiary of Presidio, purchased 1,809 units of the Partnership from various limited partners. These purchases represent less than .5% of the outstanding limited partnership units of the Partnership.

4.       REAL ESTATE

         Management recorded write-downs for impairment totaling $7,161,900 in the first quarter of 1995 pursuant to adoption of SFAS #121 as discussed in Note 2. No write-downs were recorded for the nine months ended September 30, 1996.

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE (CONTINUED)

         The following table represents the write-downs for impairment recorded on the Partnership's properties:

                                                Nine Months Ended September  30,
                                                --------------------------------
           Property                                 1996                 1995
           --------                                 ----                 ----
568 Broadway .......................            $     --              $1,461,900
Sunrise ............................                  --               5,700,000
                                                ----------            ----------
                                                $     --              $7,161,900
                                                ==========            ==========

         The following table is a summary of the Partnership's real estate as of:

                                               September 30,        December 31,
                                                    1996                1995
                                               ------------        ------------
Land ...................................       $  8,040,238        $  8,040,238
Buildings and improvements .............         53,023,183          52,933,357
                                               ------------        ------------
                                                 61,063,421          60,973,595

Less: Accumulated depreciation .........        (11,485,699)        (10,307,676)
                                               ------------        ------------
                                               $ 49,577,722        $ 50,665,919
                                               ============        ============

5.      DISTRIBUTIONS PAYABLE

                                                    September 30,   December 31,
                                                        1996            1995
                                                    -------------   ------------
Limited partners ($1.75 per unit) ..............      $650,591        $650,591
General partners ...............................        34,241          34,241
                                                      --------        --------
                                                      $684,832        $684,832
                                                      ========        ========

        Such distributions were paid in the quarters subsequent to September 30, 1996 and December 31, 1995, respectively.

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

6.      DUE TO AFFILIATES

                                                     September 30,  December 31,
                                                         1996          1995
                                                      ------------  ------------
Partnership asset management fee .................    $220,101       $220,101
Property management fee ..........................      18,759         31,489
Non-accountable expense reimbursement ............      50,000         50,000
                                                      --------       --------
                                                      $288,860       $301,590
                                                      ========       ========

         Such amounts were paid in the quarters subsequent to September 30, 1996 and December 31, 1995, respectively.

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

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)


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

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         A hearing on the issues the Court had ordered the parties to brief was held on July 9, 1996. On July 18, 1996, the Court preliminarily approved the proposed, revised settlement of the B & S Litigation, and made a preliminary finding that the proposed, revised settlement is fair, adequate and reasonable to the class, and that a settlement class should be conditionally certified. After a hearing on August 19, 1996 the Court approved the form and method of notice to limited partners regarding the proposed, revised settlement which has been sent to limited partners.

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         At a hearing on October 23, 1996, the Court stated that it wished to consider late-filed briefs from certain objectors which were filed up to and including the date of the hearing. The Court also invited a further response from the plaintiffs to such briefs. On November 4, 1996, the Court issued an order seeking comment on the final version of the settlement from the California Department of Corporations and additional information from the plaintiffs. The Court requested a response within 17 days of its order. Upon final approval of the settlement by the Court, the Consent Solicitation Statement concerning the Exchange would be sent to all limited partners. There would be at least a 60 day solicitation period and a reorganization of the Partnership cannot be consummated unless a majority of the limited partners in the Partnership affirmatively vote to approve it.

8.       RESULTS OF OPERATIONS

         Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

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

The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the nine months ended September 30, 1996, 100% of capital expenditures and distributions were funded from cash flow from operations. As of September 30, 1996, total remaining working capital reserves amounted to approximately $3,665,000. The Partnership intends to distribute less than all of its future cash flow from operations to maintain adequate working capital reserves for capital improvements and capitalized lease procurement costs. Thus, cash distributions may be reduced even if operations continue at current levels. The loss of revenues pursuant to Handy Andy's bankruptcy filing at Melrose II will have an adverse effect on the Partnership's operations and financial position. In addition, if real estate market conditions deteriorate in areas where the Partnership's properties are located, there is substantial risk that future cash flow distributions may be reduced. Working capital reserves are temporarily invested in short-term instruments and are expected, together with operating cash flow, to be sufficient to fund anticipated capital improvements to the Partnership's properties.

During the nine months ended September 30, 1996, cash and cash equivalents increased $1,046,131 as a result of cash flows from operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants, which amounted to $3,190,453 for the nine months ended September 30, 1996. The Partnership used $89,826 for capital expenditures related to capital and tenant improvements to the properties and $2,054,496 for distributions to partners for the nine months ended September 30, 1996.

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

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

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

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management recorded write-downs for impairment totaling $7,161,900 in the first quarter of 1995 pursuant to adoption of SFAS #121 as discussed above. No write-downs were recorded for the nine months ended September 30, 1996.

The following table represents the write-downs for impairment recorded on the Partnership's properties.

                                                Nine Months Ended September  30,
                                                --------------------------------
           Property                                 1996                 1995
           --------                                 ----                 ----
568 Broadway .......................            $     --              $1,461,900
Sunrise ............................                  --               5,700,000
                                                ----------            ----------
                                                $     --              $7,161,900
                                                ==========            ==========

RESULTS OF OPERATIONS

The Partnership experienced net income for the nine months ended September 30, 1996 compared to a net loss during the same period in the prior year due primarily to the significant write-down for impairment recorded in 1995. The Partnership experienced a decrease in net income for the three months ended September 30, 1996 compared to the same period in the prior year due primarily to lower revenues at certain properties in 1996.

Rental revenue increased during the nine months ended September 30, 1996 as compared to the same periods in the prior year while overall revenue decreased for the three month period ended September 30, 1996 compared to 1995. Rental revenues increased at Tri-Columbus, Sunrise, 568 Broadway and Livonia due to higher occupancy rates in 1996 compared to the first three quarters of 1995. These increases were partially offset by a decrease in revenues at Melrose II due to the bankruptcy filing by Handy Andy, the sole tenant at the property, in March 1996. The Handy Andy bankruptcy resulted in an overall decrease in revenues for the three months ended September 30, 1996 as compared to the same period in 1995.

Costs and expenses decreased during the nine months ended September 30, 1996 compared to 1995 due primarily to the write-down for impairment recorded in 1995 while costs and expenses increased slightly for the three months ended September 30, 1996 as compared to the same period in the prior year. Operating expenses increased for both the nine and three month periods ended September 30, 1996 compared to the same period in 1995 due to higher professional fees, real estate tax expense, and utility costs, partially offset by lower repair and maintenance costs at certain properties. Professional fees increased due to the bankruptcy at Melrose II and the real estate taxes on the property, previously paid by Handy Andy, the former sole net lease tenant there, became the responsibility of the Partnership pursuant to the rejection of the lease by Handy Andy as debtor-in-possession in March of 1996. Utility costs increased at 568 Broadway during the nine and three months ended September 30, 1996 due to higher occupancy in 1996 compared to 1995. Overall repairs and maintenance costs decreased at Sunrise due to the receipt of insurance proceeds in 1996 which offset previously incurred repair and maintenance costs.

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and amortization increased during the nine and three months ended September 30, 1996 compared to 1995 due to significant capital and tenant improvement work in 1995. The partnership asset management fee remained consistent in 1996 compared to 1995. Administrative expenses also remained relatively consistent during the nine and three months ended September 30, 1996 compared to the same periods in the prior year as lower allocated partnership payroll costs were offset by higher partnership legal fees in 1996 as compared to the same periods in 1995. Property management fees increased during the nine months ended September 30, 1996 due to the increase in revenues at certain properties as previously discussed. Property management fees increased in the third quarter of 1996 due to certain adjustments made in the third quarter of 1995 which affected the calculation of the property management fees.

Interest income decreased due to lower interest rates for the nine months ended September 30, 1996 compared to the same period in the prior year, but higher cash balances during the third quarter of 1996 offset the decrease in interest rates. Other income, which consists of investor ownership transfer fees, increased during the nine and three months ended September 30, 1996 compared to the same periods in 1995 due to a greater number of ownership transfers during the second and third quarters of 1996.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to financial statements for a description thereof.

        HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-SEPTEMBER 30, 1996

                          PART II. - OTHER INFORMATION

  Item 1 - Legal Proceedings

  (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

  Item 6 - Exhibits and Reports on Form 8-K

  (a)      Exhibits:  There were no exhibits filed.

  (b)      Reports on Form 8-K:  None

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1996

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



                                           High Equity Partners L.P. - Series 88


                                           By:    Resources High Equity, Inc.
                                                  Managing General Partner





Dated: November 14, 1996                   By:    /S/  Joseph M. Jacobs
                                                  ---------------------
                                                  Joseph M. Jacobs
                                                  President
                                                  (Duly Authorized Officer)




Dated: November 14, 1996                   By:    /S/  Jay L. Maymudes
                                                  --------------------
                                                  Jay L. Maymudes
                                                  Vice President, Secretary
                                                  and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)