Form 10-K
period 1996-12-31
HIGH EQUITY PARTNERS L P SERIES 88
filed 1997-03-31
CIK 831574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1996

                                       OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit A to the Prospectus of the registrant dated September 15, 1987, filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, is incorporated by reference in Part IV of this Form 10-K.

                                     PART I

Item 1.                             Business

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

         As of March 15, 1997, the Partnership had invested substantially all of its total adjusted net proceeds available for investment after establishing a working capital reserve in the properties described below.

         The Partnership's property investments which contributed more than 15% of the Partnership's total gross revenues were as follows: in 1996, TMR Warehouses, Sunrise, Livonia and 568 Broadway represented approximately 28.7%, 23.6%, 19.3%, and 16.4% of gross revenues, respectively; in 1995, TMR Warehouses, Sunrise and Livonia Plaza represented approximately 27.3%, 19.6%, and 18.4%, respectively; in 1994, TMR Warehouses, Sunrise and Livonia Plaza represented approximately 27.9%, 20.3% and 19.7%, respectively.

         The Partnership owned the following properties as of March 15, 1997:

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

         The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively. As of January 1, 1997 and 1996, the Orange and Grove City buildings were each 100% leased to a single tenant. As of January 1, 1997, the Hilliard property was 100% leased compared to 74% as of January 1, 1996. This includes a one-year, cancelable lease with The Packaging Group expiring on September 30, 1997, representing approximately 26% of the building. Additionally, the Volvo/GM Heavy Truck lease covering 583,000 square feet in Orange Township expires on December 31, 1997. The Partnership is currently negotiating an extension of this lease.

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

         On October 12, 1995, Handy Andy filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. On March 7, 1996, Handy Andy closed its store at Melrose-Phase II and rejected its lease. A proof-of-claim has been filed on behalf of the Partnership, and that is being pursued through the bankruptcy process. Simultaneously, the Partnership is marketing the space to retail tenants, and is exploring a possible conversion of the building to a light industrial or warehouse/distribution use. However, this conversion may require a change in zoning as well as the approval of Venture, and the probability obtaining those approvals is unknown.

         (3) Sunrise Marketplace. On February 15, 1989, the Partnership purchased the fee simple interest in Sunrise Marketplace ("Sunrise"), a 176,765 square foot neighborhood shopping center in Las Vegas , Nevada. The center is situated on 15.15 acres of land at the northeast corner of Nellis Boulevard and Stewart Avenue. Sunrise was 94% leased as of January 1, 1997 compared to 91% at January 1, 1996. During 1996 new and renewal leases were completed on 26,140 square feet representing 15% of the center's leasable space. There are no leases which represent at least 10% of the square footage of the center scheduled to expire during 1997.

         House of Fabrics, as part of a reorganization plan and emergence from bankruptcy, accepted the lease on their 12,000 square foot location at Sunrise and Hollywood Entertainment renovated their 15,000 square foot store and renewed for a ten year term.

         The Partnership's legal action regarding the structural roof/truss problem continues and due to the number of parties involved, the outcome is uncertain and a resolution is not anticipated in the near future. The replacement of a judge hindered progress during 1996 and depositions should occur later this year. No evidence was found to indicate that the truss manufacturer was liable and a $10,000 settlement was reached. Repairs were completed in 1994 at a cost of approximately $350,000.

         The renovation of Sunrise in late 1994 positioned the center to compete with other properties in its primary trade market and new development has been limited to free standing buildings at strategic locations. Rental rates have remained stable.

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

         The Properties, which were substantially completed in October 1984 (Georgia), December 1988 (Minnesota), February 1983 (Indiana) and May 1988
(Ohio), have been 100% leased since completion. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1997.

         (5) Livonia Plaza. On June 28, 1989, the Partnership purchased a fee simple interest in Livonia Plaza, a shopping center that was completed in December 1989, located in Livonia, Michigan.

         Livonia Plaza is a 120,652 square foot neighborhood shopping center situated on a 12.16 acre site near the intersection of Five Mile Road and Bainbridge Avenue in Livonia, a western suburb of Detroit. Immediate competition for the center is a 78,000 square foot shopping center located across the street and another nearby 75,000 square foot shopping center. Livonia Plaza was 100% leased as of January 1, 1997 and January 1, 1996. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 1997.

         In October 1996, the Partnership signed an agreement to expand the Kroger store. The expanded and remodeled store is expected to open in late summer or early fall, 1997. The cost of the expansion will be Kroger's responsibility and it has agreed to extend its lease for a new 20 year term. This expansion is expected to enhance the rental rates on the small store space and increase customer flow through the shopping center.

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

         568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 100% leased as of January 1, 1997 compared to 95% as of January 1, 1996. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1997.

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

Employees

         Services are performed for the Partnership at the properties by on-site personnel. Salaries for such on-site personnel are paid by the Partnership or by unaffiliated management companies that service the Partnership's properties from monies received by them from the Partnership. Services are also performed by the Managing General Partner and by Resources Supervisory Management Corp. ("Resources Supervisory"), each of which is an affiliate of the Partnership. Resources Supervisory currently provides supervisory management and leasing services for 568 Broadway, Sunrise, Livonia Plaza and Melrose II and subcontracts certain management and leasing functions to unaffiliated third parties. TMR Warehouses and the properties leased by Super Valu are currently directly managed by Resources Supervisory.

         The Partnership does not have any employees. Wexford Management LLC ("Wexford") performs accounting, secretarial, transfer and administrative services for the Partnership. See Item 10, "Directors and Executive Officers of the Registrant", Item11, "Executive Compensation", and Item 13, "Certain Relationships and Related Transactions".

Item 2.          Properties

         A description of the Partnership's properties is contained in Item 1 above (see Schedule III to the financial statements for additional information with respect to the properties).

Item 3.          Legal Proceedings

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

         On November 30, 1995, after the Court preliminarily approved a settlement of the B&S Litigation but ultimately declined to grant final approval and after the Court granted motions to intervene by the original plaintiffs, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ( the "Consolidated Complaint") against the Administrative and Investment General Partners of HEP-86, the managing general partner of HEP-85, the managing general partner of the Partnership and the indirect corporate parent of the General Partners. The Consolidated Complaint alleges various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

         In January, 1996, the parties to the B&S Litigation agreed upon a revised settlement (the "Revised Settlement"). The core feature of the Revised Settlement was the surrender by the general partners of certain fees that they are entitled to receive, the reorganization of the Partnership, HEP-85 and HEP-86 (collectively, the "HEP Partnerships") into a publicly traded real estate investment trust ("REIT"), and the issuance of stock in the REIT to the limited partners (in exchange for their limited partnership interests) and General Partners (in exchange for their existing interest in the HEP Partnerships and the fees being given up). The General Partners believe that the principal benefits of the Revised Settlement were (1) substantially increased distributions to limited partners, (2) market liquidity through a NASDAQ listed security, and (3) the opportunity for growth and diversification that was not permitted under the Partnership structure. There were also believed to be other significant tax benefits, corporate governance advantages and other benefits of the Revised Settlement.

         On July 18, 1996, the Court preliminarily approved the Revised Settlement and made a preliminary finding that the Revised Settlement was fair, adequate and reasonable to the class. In August 1996, the Court approved the form and method of notice regarding the Revised Settlement which was sent to limited partners.

         Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the Revised Settlement. Despite this, following the submission of additional materials, the Court entered an order on January 14, 1997 rejecting the Revised Settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the plaintiffs filed a motion seeking to have the Court reconsider its order. Subsequently, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the plaintiffs' motion. Also at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the Revised Settlement, granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

         The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1996, the General Partners had billed the Partnership a total of $824,511 for these costs which was paid in February 1997.

         The Partnerships and the General Partners believe that each of the claims asserted in the Consolidated Complaint are meritless and intend to continue to vigorously defend the B&S Litigation. It is impossible at this time to predict what the defense of the B&S Litigation will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

Item 4.          Submission of Matters to a
                 Vote of Security Holders

         No matters  were  submitted  to a vote of security  holders  during the
fourth   quarter  of  the  fiscal  year  covered  by  this  report  through  the solicitation of proxies or otherwise.

                                     PART II

Item 5.          Market for the Registrant's Securities and
                 Related Security Holder Matters

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

         As of March 15, 1997, there were 7,515 holders of Units of the Partnership, owning an aggregate of 371,766 Units (including 10 Units held by the initial limited partner).

         Distributions per Unit of the Partnership for 1995 and 1996 were as follows:

Distributions for the                                     Amount of Distribution
Quarter Ended                                                    Per Unit
-------------                                                    --------
March 31, 1995 ............................................      $   1.75
June 30, 1995 .............................................      $   1.75
September 30, 1995 ........................................      $   1.75
December 31, 1995 .........................................      $   1.75
March 31, 1996 ............................................      $   1.75
June 30, 1996 .............................................      $   1.75
September 30, 1996 ........................................      $   1.75
December 31, 1996 .........................................      $   1.75

         The source of distributions and capital improvements in 1995 and 1996 was cash flow from operations. All distributions are in excess of accumulated undistributed net income and, therefore, represent a return of capital to investors on a generally accepted accounting principles basis. There are no material restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations" for a discussion of factors which may affect the Partnership's ability to pay distributions.

Item 6.          Selected Financial Data.

                                             For the years ended December 31,
                    -----------------------------------------------------------------------------------
                         1996           1995               1994           1993              1992
                    ------------   ---------------    ------------   ------------      ----------------
Revenues ........   $  7,759,188   $  7,422,184       $  7,124,114   $  6,919,383      $  6,815,512
Net Income (Loss)   $  2,152,172   $ (7,260,499)(3)   $  2,439,021   $    797,118(2)   $ (6,888,246)(1)

Net Income (Loss)
  Per Unit ......   $       5.79   $     (18.55)(3)   $       6.23   $       2.04(2)   $     (17.60)(1)
Distributions (4)
 Per Unit .......   $       7.00   $       7.00       $       7.00   $       7.00      $       8.98
Total Assets ....   $ 56,381,690   $ 56,305,498       $ 66,210,947   $ 66,493,618      $ 68,241,132

------------

(1) Net loss for the year ended December 31, 1992 includes a write-down for impairment on Sunrise, Livonia Plaza and 568 Broadway in the aggregate amount of $9,197,100, or $23.50 per Unit.

(2) Net income for the year ended December 31, 1993 includes a write-down for impairment on 568 Broadway of $398,700, or $1.02 per Unit. Also included in net income for 1993 is a Loss on Abandonment of $839,202, or $2.38 per Unit, in connection with razing the former structure on the Melrose-Phase II site.

(3) Net loss for the year ended December 31, 1995 includes a write-down for impairment on 568 Broadway, Sunrise and Melrose-Phase II in the aggregate amount of $10,042,900 or $25.66 per Unit.

(4) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.

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

         The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1996, all capital expenditures and all distributions were funded from cash flow from operations. As of December 31, 1996, total remaining working capital reserves amounted to approximately $3,465,000. The Partnership intends to distribute less than all of its future cash flow from operations in order to maintain adequate working capital reserves for capital improvements and capitalized lease procurement costs. In March 1997, the Managing General Partner notified the limited partners of its intention to increase the annual distribution from $7.00 per unit to $8.15 per unit as a result of improved operating results. If real estate market conditions deteriorate in areas where the Partnership's properties are located, there is substantial risk that future cash flow distributions may be reduced. Working capital reserves are temporarily invested in short-term instruments and are expected, together with operating cash flow, to be sufficient to fund anticipated capital improvements to the Partnership's properties.

         During the year ended December 31, 1996, cash and cash equivalents increased $1,455,183 as a result of cash flows from operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $4,485,245 for the year ended December 31, 1996. The Partnership used $290,734 for capital expenditures related to capital and tenant improvements to the properties and $2,739,328 for distributions to partners for the year ended December 31, 1996.

         The following table sets forth for each of the last three fiscal years, the amount of the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          Capital Improvements and Capitalized Tenant Procurement Costs

                                        1996             1995             1994
                                    ----------       ----------       ----------
568 Broadway ................       $  132,801       $  422,783       $  446,175

Sunrise .....................          308,903          606,835          580,255

Livonia Plaza ...............            7,818          251,490          142,323

Melrose-Phase II ............            2,100                0            4,776

TMR Warehouse ...............           15,174           64,969                0

Super Valu ..................                0                0                0
                                    ----------       ----------       ----------

TOTALS ......................       $  466,796       $1,346,077       $1,173,529
                                    ==========       ==========       ==========

         The Partnership has budgeted approximately $665,000 in expenditures for capital improvements and capitalized tenant procurement costs in 1997 which is expected to be funded from cash flow from operations. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

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

Real Estate Market

         The real estate market continues to suffer from the effects of the substantial decline in the market value of existing properties which occurred in the early 1990s. Market values have been slow to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. Technological changes are also occurring which may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at continued risk.

Impairment of Assets

         The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate.

         The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" (SFAS #121) in 1995. Under SFAS #121, the Partnership estimates the future cash flows expected to result from the use of each property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

         If the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

         Prior to the adoption of SFAS #121, real estate investments were carried at the lower of depreciated cost or net realizable value. Net realizable value was calculated by management using undiscounted future cash flows, in some cases with the assistance of independent certified appraisers.

         Impairment write-downs recorded by the Partnership do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

         Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

         The following table represents the write-downs for impairment recorded on the Partnership's properties for the years set forth below.

                                             During the Year Ended December 31,

Property                 1996            1995             1994           1993            1992
--------                 ----            ----             ----           ----            ----
568 Broadway ...     $         0     $ 1,461,900     $         0     $   398,700     $ 4,297,100
Sunrise ........               0       5,700,000               0               0       2,800,000
Livonia Plaza ..               0               0               0               0       2,100,000
Melrose-Phase II               0       2,881,000               0               0               0
                     -----------     -----------     -----------     -----------     -----------
                     $         0     $10,042,900     $         0     $   398,700     $ 9,197,100
                     ===========     ===========     ===========     ===========     ===========

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

         Since the date of the above mentioned appraisal, significantly greater capital improvement expenditures than were previously anticipated have been required in order to render 568 Broadway more competitive in the New York market. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined than an impairment existed. Management estimated the property's fair value in order the determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995, of which the Partnership's share was $1,461,900.

         The economic outlook for 568 Broadway has improved markedly since the last write- down at March 31, 1995. Occupancy has increased from approximately 76% at the time of the write-down to approximately 100% at December 31, 1996, a 24% increase.

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

         Despite the maintenance of high occupancy rates, actual income levels at Sunrise have not met and are not expected to meet previously projected levels due to lower market rental rates since management's impairment review in 1994. In addition, expenses and capital expenditures are both in excess of previously anticipated amounts. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $5,700,000 write-down for impairment in 1995.

         The economic outlook for Sunrise has improved considerably since the last write- down at March 31, 1995. Occupancy has increased from approximately 80% at the time of the write-down to approximately 94% at December 31, 1996, a 14% increase.

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

         In October 1995, the Partnership was notified that Handy Andy filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Subsequently, Handy Andy closed its store and the lease was rejected by Handy Andy as debtor-in-possession in March 1996. Management determined that an impairment existed due to the reduction in the estimated cash flows. Management estimated the property's fair value, using expected cash flows discounted at 13% over 10 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $2,881,000 write-down for impairment in 1995.

Results of Operations

1996 vs. 1995

         The Partnership experienced net income for the year ended December 31, 1996 compared to a net loss in the prior year due primarily to the significant write-downs for impairment recorded during 1995 as previously discussed.

         Rental revenue increased slightly during the year ended December 31, 1996 as compared to the prior year. Rental revenues increased at 568 Broadway and Sunrise due to higher occupancy rates in 1996 and an increase in common area maintenance and real estate tax reimbursements in the current year pursuant to the terms of certain tenants' leases. These increases were partially offset by a decrease in revenues at Melrose II due to the bankruptcy filing by Handy Andy, the sole tenant at the property, in March 1996. Revenues at the other properties generally remained constant in 1996 as compared to 1995.

         Costs and expenses decreased during the year ended December 31, 1996 compared to 1995 due primarily to the significant write-downs for impairment recorded in 1995. Operating expenses decreased slightly in 1996 as decreases in real estate taxes and repairs and maintenance costs were partially offset by an increase in professional fees. Real estate taxes decreased significantly at 568 Broadway due to the receipt of refunds related to the 1992-1995 tax years of which the Partnership's share was $201,200. This decrease was partially offset by the fact that the real estate taxes at Melrose II, previously paid by Handy Andy, the former sole net-lease tenant there, became the responsibility of the Partnership pursuant to the rejection of the lease by Handy Andy as debtor-in-possession in March 1996. Overall repairs and maintenance costs decreased at

Sunrise due to the receipt of insurance proceeds in 1996 which offset previously incurred repair and maintenance expenses. The increase in professional fees at Melrose II was due to costs associated with the Handy Andy bankruptcy. Depreciation and amortization and the partnership asset management fee remained relatively constant in 1996 as compared to 1995. Administrative expenses increased due to the Partnership's reimbursement of the General Partners' litigation and settlement costs as previously discussed. The increase in property management fees during 1996 was due to a decrease in leasing commissions at certain properties, a factor in computing the property management fee.

         Interest income decreased during 1996 due to decreases in interest rates in the current year as compared to 1995. For the year ended December 31, 1996, other income, which consists of investor ownership transfer fees, increased compared to 1995 due to a greater number of transfers during 1996.

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

Item 8.          Financial Statements and Supplementary Data.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                    I N D E X


Independent Auditors' report

Financial statements, years ended December 31, 1996, 1995 and 1994

                  Balance Sheets

                  Statements of Operations

                  Statements of Partners' Equity

                  Statements of Cash Flows

Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners of High Equity Partners L.P. - Series 88

We have audited the accompanying balance sheets of High Equity Partners L.P. - Series 88 (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Equity Partners L.P. - Series 88 at December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, in 1995 the Partnership changed its method of recording write-downs for impairment of its investments in real estate to conform with Statement of Financial Accounting Standards No. 121.


DELOITTE & TOUCHE LLP
March 14, 1997
New York, NY

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                               December 31,
                                                    ------------------------------
                                                         1996              1995
                                                    ------------      ------------
ASSETS

Real estate ...................................     $ 49,566,804      $ 50,665,919
Cash and cash equivalents .....................        5,353,731         3,898,548
Other assets ..................................        1,372,081         1,456,301
Receivables ...................................           89,074           284,730
                                                    ------------      ------------

TOTAL ASSETS ..................................     $ 56,381,690      $ 56,305,498
                                                    ============      ============


LIABILITIES AND PARTNERS' EQUITY

Distributions payable .........................     $    684,832      $    684,832
Accounts payable and accrued expenses .........          508,257           695,977
Due to affiliates .............................        1,152,658           301,590
                                                    ------------      ------------

     Total liabilities ........................        2,345,747         1,682,399
                                                    ------------      ------------

Commitments and contingencies

PARTNERS' EQUITY:

       Limited partners' equity (371,766
                  units issued and outstanding)       55,665,195        56,222,994
       General partners' deficit ..............       (1,629,252)       (1,599,895)
                                                    ------------      ------------

       Total partners' equity .................       54,035,943        54,623,099
                                                    ------------      ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY ........     $ 56,381,690      $ 56,305,498
                                                    ============      ============



                       See notes to financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                            STATEMENTS OF OPERATIONS

                                                         For the Years Ended December 31,
                                                -----------------------------------------------
                                                     1996             1995              1994
                                                ------------     ------------      ------------
Rental Revenue ............................     $  7,759,188     $  7,422,184      $  7,124,114
                                                ------------     ------------      ------------

Costs and Expenses:

         Operating expenses ...............        1,799,966        1,819,076         1,696,620

         Depreciation and amortization ....        1,551,738        1,548,105         1,540,661

         Partnership asset management fee .          880,404          880,404           880,404

         Administrative expenses ..........        1,354,895          441,016           461,130

         Property management fee ..........          246,908          186,235           217,604

         Write-down for impairment ........             --         10,042,900              --
                                                ------------     ------------      ------------

                                                   5,833,911       14,917,736         4,796,419
                                                ------------     ------------      ------------

Income (loss) before interest
  and other income ........................        1,925,277       (7,495,552)        2,327,695

         Interest income ..................          175,866          198,580            90,317

         Other income .....................           51,029           36,473            21,009
                                                ------------     ------------      ------------

Net income (loss) .........................     $  2,152,172     $ (7,260,499)     $  2,439,021
                                                ============     ============      ============

Net income (loss) attributable to:

         Limited partners .................     $  2,044,563     $ (6,897,474)     $  2,317,070

         General partners .................          107,609         (363,025)          121,951
                                                ------------     ------------      ------------

Net income (loss) .........................     $  2,152,172     $ (7,260,499)     $  2,439,021
                                                ============     ============      ============

Net income (loss) per unit of limited part-
  nership interest (371,766 units
  outstanding) ............................     $       5.79     $     (18.55)     $       6.23
                                                ============     ============      ============
See notes to financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          STATEMENT OF PARTNERS' EQUITY


                                              General          Limited
                                             Partners'         Partners'
                                             (Deficit)          Equity            Total
                                          ------------      ------------      ------------

Balance, January 1, 1994 ............     $ (1,084,889)     $ 66,008,122      $ 64,923,233

Net income ..........................          121,951         2,317,070         2,439,021

Distributions as a return of capital
 ($7.00 per limited partnership unit)         (136,966)       (2,602,362)       (2,739,328)
                                          ------------      ------------      ------------

Balance, December 31, 1994 ..........       (1,099,904)       65,722,830        64,622,926

Net loss ............................         (363,025)       (6,897,474)       (7,260,499)

Distributions as a return of capital
 ($7.00 per limited partnership unit)         (136,966)       (2,602,362)       (2,739,328)
                                          ------------      ------------      ------------

Balance, December 31, 1995 ..........       (1,599,895)       56,222,994        54,623,099

Net income ..........................          107,609         2,044,563         2,152,172

Distributions as a return of capital
 ($7.00 per limited partnership unit)         (136,966)       (2,602,362)       (2,739,328)
                                          ------------      ------------      ------------

Balance, December 31, 1996 ..........     $ (1,629,252)     $ 55,665,195      $ 54,035,943
                                          ============      ============      ============

                             See notes to financial statements

                                   HIGH EQUITY PARTNERS L.P. - SERIES 88

                                          STATEMENTS OF CASH FLOWS



                                                                    For the Years Ended December 31,
                                                          ------------------------------------------------
                                                               1996              1995               1994
                                                          ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) ...................................     $  2,152,172      $ (7,260,499)     $  2,439,021
Adjustments to reconcile net income
 (loss) to net cash provided by operating activities:
     Write-down for impairment ......................             --          10,042,900              --
     Depreciation and amortization ..................        1,551,738         1,548,105         1,540,661
     Straight line adjustment for stepped
       lease rentals ................................           73,951           (28,149)         (100,959)

 Changes in assets and liabilities:
     Accounts payable and accrued expenses ..........         (187,720)          135,713          (311,507)
     Receivables ....................................          195,656          (193,333)          195,074
     Due to affiliates ..............................          851,068           (41,335)          329,143
     Other assets ...................................         (151,620)         (374,869)          (61,681)
                                                          ------------      ------------      ------------

  Net cash provided by operating activities .........        4,485,245         3,828,533         4,029,752
                                                          ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Improvements to real estate .......................         (290,734)         (953,047)       (1,093,825)
                                                          ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions to partners .........................       (2,739,328)       (2,739,328)       (2,739,328)
                                                          ------------      ------------      ------------

Increase In Cash and Cash Equivalents ...............        1,455,183           136,158           196,599

Cash and Cash Equivalents, Beginning of Year ........        3,898,548         3,762,390         3,565,791
                                                          ------------      ------------      ------------

Cash and Cash Equivalents,  End of Year .............     $  5,353,731      $  3,898,548      $  3,762,390
                                                          ============      ============      ============


                                     See notes to financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


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

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Financial statements

                  The financial statements are prepared on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Reclassifications

                  Certain reclassifications have been made to the financial statements for the prior years in order to conform to the current year's presentation.

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Depreciation

                  Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less write-downs, if any.

                  Investments in joint ventures

                  For properties purchased in joint venture ownership with other partnerships, the financial statements present the assets, liabilities, income and expenses of the joint venture on a pro rata basis in accordance with the Partnership's percentage of ownership.

                  Impairment of Assets

                  The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate.

                  The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" (SFAS #121) in 1995. Under SFAS #121, the Partnership estimates the future cash flows expected to result from the use of each property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

                  If the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

                  Prior to the adoption of SFAS #121, real estate investments were carried at the lower of depreciated cost or net realizable value. Net realizable value was calculated by management using undiscounted future cash flows, in some cases with the assistance of independent certified appraisers.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Impairment write-downs recorded by the Partnership do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

                  Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

                  Income Taxes

                  No provision has been made for federal, state and local income
                  taxes  since   they  are the  personal  responsibility  of the
                  partners.

                  Net income (loss) and distributions per unit of limited partnership interest

                  Net income (loss) and distributions per unit of limited partnership interest is calculated based upon the number of units outstanding (371,766), for each of the years ended December 31, 1996, 1995 and 1994.

 3.               CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

                  Resources High Equity, Inc., the Managing General Partner, is a wholly owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the "General Partners"). Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in business that may be in competition with the Partnership.
                  Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford") has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

                     HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


3.                CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
                  (CONTINUED)

                  The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the years ended December 31, 1996, 1995 and 1994, Resources Supervisory was entitled to receive $246,908, $186,235 and $217,604, in total, of which $120,387, $69,405 and $78,362 was paid to unaffiliated management companies, respectively.

                  For  the  administration  of  the  Partnership,  the  Managing
                  General   Partner  is  entitled   to  receive  a   Partnership
                  Administration Fee of a maximum of $200,000 per year.

                  For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the years ended December 31, 1996, 1995 and 1994 the Managing General Partner earned $880,404.

                  The general partners are allocated 5% of the net income (losses) of the Partnership, which amounted to $107,609, $(363,025) and $121,951, in 1996, 1995 and 1994, respectively.
                  The General Partners are also entitled to receive 5% of distributions, which amounted to $136,966 in each of the years ended December 31, 1996, 1995 and 1994.

                  During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investments.

                  During July 1996 through February 28, 1997, Millennium Funding IV Corp., a wholly owned indirect subsidiary of Presidio, contracted to purchase 2,272 units of the Partnership from various limited partners, which represents less than .7% of the outstanding limited partnership units of the Partnership. 1996 distributions in the amount of $952 were received by Millennium Funding IV Corp. related to these units.


4.                REAL ESTATE

                  Management recorded write-downs for impairment totaling $9,197,100, $398,700 and $10,042,900 in 1992, 1993 and 1995,
                  respectively. No write-downs were required for the year ended December 31, 1996. The details of write-downs recorded are as follows:

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


4.                REAL ESTATE (CONTINUED)

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

                  Since the date of the above mentioned appraisal, significantly greater capital improvement expenditures than were previously anticipated were required in order to render 568 Broadway more competitive in the New York market. In addition, occupancy levels remained low. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order the determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995 of which the Partnership's share was $1,461,900.

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


4.                REAL ESTATE (CONTINUED)

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

                  Despite the maintenance of high occupancy rates, actual income levels at Sunrise did not meet and were not expected to meet previously projected levels due to lower market rental rates since management's latest impairment review in 1994. In addition, expenses and capital expenditures were both in excess of previously anticipated amounts. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $5,700,000 write-down for impairment in 1995.

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


4.                REAL ESTATE (CONTINUED)


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

                  In October 1995, the Partnership was notified that Handy Andy filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Subsequently, Handy Andy closed its stores and the lease was rejected by Handy Andy as debtor-in-possession in March 1996. Management determined that an impairment existed due to the reduction in the estimated future cash flows. Management estimated the property's fair value, using expected cash flows discounted at 13% over 10 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $2,881,000 write-down for impairment in 1995.

                  The following table is a summary of the Partnership's real estate as of:

                                                          December 31,
                                               --------------------------------
                                                    1996                1995
                                               ------------        ------------
Land ...................................       $  8,040,238        $  8,040,238
Buildings and improvements .............         53,224,091          52,933,357
                                               ------------        ------------

                                                 61,264,329          60,973,595
Less: Accumulated depreciation .........        (11,697,525)        (10,307,676)
                                               ------------        ------------

                                               $ 49,566,804        $ 50,665,919
                                               ============        ============

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE (CONTINUED)

                  The following is summary of the Partnership's share of anticipated future receipts under noncancellable leases:


                                                      Years Ending December 31,
                   1997          1998          1999          2000          2001       Thereafter       Total
               -----------   -----------   -----------   -----------   -----------   -----------   -----------
TMR ........   $ 2,103,000   $   694,000   $         0   $         0   $         0   $         0   $ 2,797,000
Sunrise ....     1,435,000     1,459,000     1,311,000     1,146,000       989,000     4,889,000    11,229,000
Supervalu ..       852,000       730,000       544,000       544,000       544,000     1,371,000     4,585,000
Livonia ....     1,133,000     1,008,000       709,000       576,000       427,000     3,694,000     7,547,000
Melrose II .             0             0             0             0             0             0             0
568 Broadway     1,204,000     1,076,000       988,000       956,000       830,000     2,694,000     7,748,000
               -----------   -----------   -----------   -----------   -----------   -----------   -----------
               $ 6,727,000   $ 4,967,000   $ 3,552,000   $ 3,222,000   $ 2,790,000   $12,648,000   $33,906,000
               ===========   ===========   ===========   ===========   ===========   ===========   ===========

5.                DISTRIBUTIONS PAYABLE

                                                               December 31,
                                                        ------------------------
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
                                                        ========        ========

                  Such distributions were paid in subsequent quarters.

6.                DUE TO AFFILIATES

                                                                 December 31,
                                                         -----------------------
                                                             1996          1995
                                                         ----------   ----------
Partnership asset management fee .....................   $  220,101   $  220,101
Settlement and litigation cost reimbursement (Note 8)       824,511         --
Property management fee ..............................       58,046       31,489
Partnership administration fee .......................       50,000       50,000
                                                         ----------   ----------

                                                         $1,152,658   $  301,590
                                                         ==========   ==========

                  Such amounts were paid in subsequent quarters.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

7.                PARTNERS' EQUITY

                  For the years ended December 31, 1996, 1995 and 1994 units of limited partnership interest are at a stated value of $233.04. At each December 31, 1996, 1995, and 1994, a total of 371,766 units of limited partnership interest, including the initial limited partner, had been issued for aggregate capital contributions of $86,636,348. In addition, the general partners contributed a total of $1,000 to the Partnership.

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

8.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                  On November 30, 1995, after the Court preliminarily approved a settlement of the B&S Litigation but ultimately declined to grant final approval and after the Court granted motions to intervene by the original plaintiffs, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ( the "Consolidated Complaint") against the Administrative and Investment General Partners of HEP-86, the managing general partner of HEP-85, the managing general partner of the Partnership and the indirect corporate parent of the General Partners. The Consolidated Complaint alleges various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

8.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

                  In January, 1996, the parties to the B&S Litigation agreed upon a revised settlement (the "Revised Settlement"). The core feature of the Revised Settlement was the surrender by the general partners of certain fees that they are entitled to receive, the reorganization of the Partnership, HEP-85 and HEP-88 (collectively, the "HEP Partnerships") into a publicly traded real estate investment trust ("REIT"), and the issuance of stock in the REIT to the limited partners (in exchange for their limited partnership interests) and General Partners (in exchange for their existing interest in the HEP Partnerships and the fees being given up). The General Partners believe that the principal benefits of the Revised Settlement were (1) substantially increased distributions to limited partners, (2) market liquidity through a NASDAQ listed security, and (3) the opportunity for growth and diversification that was not permitted under the Partnership structure. There were also believed to be other significant tax benefits, corporate governance advantages and other benefits of the Revised Settlement.

                  On July 18, 1996, the Court preliminarily approved the Revised Settlement and made a preliminary finding that the Revised Settlement was fair, adequate and reasonable to the class. In August 1996, the Court approved the form and method of notice regarding the Revised Settlement which was sent to limited partners.

                  Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the Revised Settlement. Despite this, following the submission of additional materials, the Court entered an order on January 14, 1997 rejecting the Revised Settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the plaintiffs filed a motion seeking to have the Court reconsider its order. Subsequently, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the plaintiffs' motion. Also at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the Revised Settlement, granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


8.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1996, the General Partners had billed the Partnership a total of $824,511 for these costs which was paid in February 1997.

                  The Partnerships and the General Partners believe that each of the claims asserted in the Consolidated Complaint are meritless and intend to continue to vigorously defend the B&S Litigation. It is impossible at this time to predict what the defense of the B&S Litigation will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership

9. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING

                  The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery and modified accelerated cost recovery systems, which are not in accordance with generally accepted accounting principles. The following is a reconciliation of the net income (loss) per the financial statements to net taxable income.

                                                                                 Years Ended December 31,
                                                                     --------------------------------------------
                                                                          1996            1995            1994
                                                                     ------------    ------------    ------------
Net income (loss) per financial statements .......................   $  2,152,172    $ (7,260,499)   $  2,439,021

Write-down for impairment ........................................           --        10,042,900            --

Tax depreciation in excess of financial
statement depreciation ...........................................       (610,441)       (558,392)       (503,792)
                                                                     ------------    ------------    ------------

Net taxable income ...............................................   $  1,541,731    $  2,224,009    $  1,935,229
                                                                     ============    ============    ============

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


9. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING (CONTINUED)



                  The   differences   between  the   Partnership's   assets  and
                  liabilities for tax purposes and financial reporting purposes are as follows:

                                                                      December 31,
                                                                           1996
                                                                      ------------
Net assets per financial statements ...............................   $ 54,035,943

Write-down for impairment .........................................     19,638,700

Tax depreciation in excess of financial statement depreciation ....     (3,335,951)

Fair market value step-up in connection with purchase of joint
venture interest not recognized for tax purposes ..................        304,942

Organization costs not charged to partners' equity for tax purposes      2,788,171

Building and accumulated depreciation, tax basis, not charged to
loss on abandonment for tax purposes ..............................      2,294,009
                                                                      ------------

Net assets per tax reporting ......................................   $ 75,725,814
                                                                      ============


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

                 As of March 15, 1997, the names and ages of, as well as the positions held by, the officers and directors of the Managing General Partner are as follows:

                                                                                Has Served As An
                                                                                Officer and/or
    Name                          Age                 Position                   Director Since
    ----                          ---                 --------                   --------------
Joseph M. Jacobs                  44                  Director and               November 1994
                                                      President

Jay L. Maymudes                   36                  Director, Vice             November 1994
                                                      President, Secretary
                                                      and Treasurer

Robert Holtz                      29                  Vice President             November 1994

Arthur H. Amron                   40                  Vice President             November 1994
                                                      and Assistant
                                                      Secretary

Frederick Simon                   42                  Vice President             February 1996

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

                 As of March 15, 1997, the names and ages of, as well as the positions held by, the officers and directors of the Associate General Partner are as follows:

                                                                                       Has Served as an
                                                                                         Officer and/or
Name                         Age        Position                                         Director Since
----                         ---        --------                                         --------------
Robert Holtz                 29         Director and President                             March 1995
Mark Plaumann                41         Director and Vice President                        March 1995
Jay L. Maymudes              36         Vice President, Secretary and Treasurer            March 1995
Arthur H. Amron              40         Vice President and Assistant Secretary             March 1995


                 See the biographies of the above named officers and directors in the preceding section, except as noted below.

                  Mark Plaumann has been a Senior Vice President of Wexford since January 1996. Mr. Plaumann was a Vice President of Wexford Management Corp. from February 1995 to December 1995. Mr. Plaumann is also a director of Wahlco Environmental Systems, Inc. (a NYSE registrant engaged in the sale of air pollution control and specially engineered products and is majority-owned by investment funds managed by Wexford) since June 1996 and a director of Technology Service Group, Inc. (a NASDAQ registrant engaged in the sale of smart pay phones and is majority-owned by investment funds managed by Wexford) since March 1997. Mr. Plaumann was employed by Alvarez & Marsal, Inc., a workout firm, as Managing Director from February 1990 to January 1995. Mr. Plaumann was employed by American Healthcare Management, Inc. a hospital management company, from February 1985 to January 1990 and by Ernst & Young from January 1973 to February 1985.

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

 Item 11.        Executive Compensation

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

 Item 12. Security Ownership of Certain Beneficial Owners and Management

                 As of March 15, 1997, no person was known by the Partnership to be the beneficial owner of more than 5% of the Units other than the trustees for General Retirement System of the City of Detroit, 510 City-County Building, Detroit, MI 48226, which owned 20,000 Units representing approximately 5.4% of the outstanding Units.

                 No directors, officers or partners of the Managing General Partner presently own any Units. An affiliate of the Managing General Partner contracted to purchase 2,272 Units which represents less than .7% of the outstanding Units.

                 As of March 1, 1997, there were 8,797,255 outstanding shares of common stock of Presidio (the "Class A Shares"). As of that date, neither the individual directors nor the officers and directors of the Managing General Partner as a group were known by the Partnership to own more than 1% of the Class A Shares.

 Item 12. Security Ownership of Certain Beneficial Owners and Management

                 The following table sets forth certain information known to Presidio with respect to beneficial ownership of the Class A Shares as of March 1, 1997 (based on 8,797,255 Class A Shares outstanding on such date) by: (i) each person who beneficially owns 5% or more of the Class A Shares, (ii) the executive officers of Presidio, (iii) each of Presidio's directors, and (iv) all directors and executive officers as a group:

                                              Beneficial  Ownership
                                        -------------------------------
                                          Number of         Percentage
Name of Beneficial Owner                  Shares            Outstanding
------------------------                  ------            -----------
Thomas F. Steyer ...............        4,553,560 (1)          51.8%
Fleur A. Fairman

John M. Angelo
Michael L. Gordon ..............        1,231,762 (2)          14.0%

Intermarket Corp. ..............        1,000,918 (3)          11.4%

M. H. Davidson & Co.............          474,205 (4)           5.4%

Michael Steinhardt .............             --   (5)           --

Joseph M. Jacobs ...............             --   (5)           --

Robert Holtz ...................             --                 --

Jay L. Maymudes ................             --                 --

Charles E. Davidson ............             --   (5)           --

Martin L. Edelman ..............            4,550 (6)           *

Dean J. Takahashi ..............            4,550 (6)           *

Paul T. Walker .................            4,550 (6)           *

Directors and executive officers
    as a group (7 persons)......           13,650               *
 -----------------------

 *  Less than 1% of the outstanding Common Stock.

(1)    As the  managing  partners of each of  Farallon  Capital  Partners,  L.P.
       ("FCP"), Farallon Capital Institutional Partners, L.P. ("FCIP"), Farallon
       Capital Institutional  Partners II, L.P. ("FCIP II") and Tinicum Partners
       L.P. ("Tinicum"),  (collectively, the "Farallon Partnerships"),  may each be deemed to own  beneficially for purposes of Rule 13d-3 of the Exchange
       Act  the   1,397,318,   1,610,730,   607,980  and  241,671  shares  held,
       respectively,  by each of such Farallon  Partnerships.  Farallon  Capital
       Management,   LLC   ("FCMLLC"),   the   investment   advisor  to  certain
       discretionary accounts which collectively hold 695,861 shares and Enrique

       H. Boilini,  David I. Cohen,  Joseph F. Downes,  Jason M. Fish, Andrew B.
       Fremder,  William F.  Mellin,  Stephen L.  Millham,  Meridee A. Moore and
       Thomas F. Steyer, as a managing member of FCMLLC (collectively the "Managing Members") may be deemed to be the beneficial owner of all of the shares owned by such discretionary accounts. FCMLLC and each Managing
       Member disclaims any beneficial ownership of such shares.

       Farallon Partners,  LLC ("FPLLC") (the general partner of FCP, FCIP, FCIP
       II and Tinicum),  and each of Fleur A. Fairman,  Mr. Boilini,  Mr. Cohen,
       Mr. Downes, Mr. Fish, Mr. Fremder, Mr. Mellin, Mr. Millham, Ms. Moore and
       Mr. Steyer, each as managing member of FPLLC (collectively, the "Managing
       Members"), may be deemed to be the beneficial owner of all of the shares owned by FCP, FCIP, FCIP II and Tinicum. FPLLC and each Managing Member disclaims any beneficial ownership of such shares.

(2)    John  M.  Angelo  and  Michael  L.  Gordon,   the  general  partners  and
       controlling persons of AG Partners, L.P., which is the general partner of
       Angelo,  Gordon & Co., L.P., may be deemed to have  beneficial  ownership under  Section 13(d) of the Exchange Act of the  securities  beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates.  Angelo, Gordon &
       Co., L.P., a registered investment advisor,  serves as general partner of various  limited  partnerships  and as investment  advisor of third party accounts with power to vote and direct the  disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3)    Intermarket   Corp.   serves  as  General  Partner  for  certain  limited
       partnerships  and as  investment  advisor  to  certain  corporations  and foundations. As a result of such relationships,  Intermarket Corp. may be deemed  to have the  power to vote and the  power to  dispose  of Class A shares held by such partnerships, corporations and foundations.

(4)    Marvin H.  Davidson,  Thomas L. Kemper Jr.,  Stephen M. Dowicz,  Scott E.
       Davidson and Michael J. Leffell, the general partners, members and stockholders of certain entities that are general partners or investment advisors of Davidson Kempner Endowment Partners, L.P., Davidson Kempner
       Partners  L.P.,  Davidson  Kempner  Institutional  Partners,  L.P., M. H.
       Davidson and Co., and Davidson Kempner International Ltd. (collectively, the "Investment Funds") may be deemed to be the beneficial owners under
       Section 13(d) of the Exchange Act of the securities beneficially owned by the Investment Funds and their affiliates.

       In  addition,   Mr.  Kempner  owns  800  shares  and  may  be  deemed  to
       beneficially  own  certain  securities  held by certain  foundations  and trusts. Mr. Kempner disclaims beneficial ownership of such shares.

(5)    Excludes  1,200,000  Class B Shares  owned by IR  Partners.  Such Class B
       Shares are  convertible in certain  circumstances  into 1,200,000 Class A
       Shares;  however, such shares are not convertible at present. IR Partners
       is  a  general   partnership   whose  general   partners  are  Steinhardt
       Management,  certain of its  affiliates  and  accounts  managed by it and
       Roundhill Associates. Roundhill Associates is a limited partnership whose general  partner  is Charles  E.  Davidson,  the  principal  of  Presidio
       Management,  the  Chairman  of the  Board of  Presidio  and a  Member  of
       Wexford.  Joseph M. Jacobs,  the Chief Executive Officer and President of
       Presidio  and a  Member  and the  President  of  Wexford,  has a  limited partner's interest in Roundhill Associates. Pursuant to Rule 13d- 3 under the Exchange Act, each of Michael H. Steinhardt,  the controlling  person of Steinhardt  Management  and its affiliates and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

(6) Shares held by each Class A Director of Presidio were issued pursuant to a Memorandum of Understanding Regarding Compensation of Class A Directors of Presidio. See "Executive Compensation -- Compensation of Directors."

                  The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address for Intermarket Corp. is 667 Madison Avenue, New York, New York 10021. The address for M. H. Davidson & Co. is 885 Third Avenue, New York, New York 10022.

 Item 13.        Certain Relationships and Related Transactions

                 The General Partners and certain affiliated entities have, during the year ended December 31, 1996, earned or received compensation or payments for services or reimbursements from the Partnership or subsidiaries of Presidio as follows:

                                                                    Compensation
                                     Capacity in                      from the
Name of Recipient                    Which Served                    Partnership
-----------------                    ------------                    -----------
Resources High Equity, Inc.          Managing General               $1,327,814 (1)
                                     Partner

Presidio AGP Corp.                   Associate General              $    2,739 (2)
                                     Partner

Resources Supervisory                Affiliated Property            $  126,520 (3)
Management Corp.                     Manager

Resources Capital Corp.              Affiliate                      $  711,328 (4)
---------------------

(1)    Of this amount $134,227  represents the Managing General  Partner's share of  distributions  of  cash  from  operations,  $200,000  represents  the
       Partnership  Administration  Fee  based  on the  total  number  of  Units outstanding,  $113,183  represents  reimbursement  of costs in connection with the B&S Litigation,  and $880,404  represents the Partnership  Asset
       Management  Fee for  managing  the affairs of the  Partnership.  All fees payable to the Managing  General  Partner for the year ended December 31,
       1996  have  been  paid.  Furthermore,  under  the  Partnership's  Limited
       Partnership  Agreement  4.9%  of the  net  income  and  net  loss  of the
       Partnership  is  allocated  to the  Managing  General  Partner.  Pursuant
       thereto,   for  the  year  ended  December  31,  1996,   $75,545  of  the
       Partnership's  taxable  income  was  allocated  to the  Managing  General
       Partner.

(2)    This amount  represents  the  Associate  General  Partner's  share of the distributions  of cash from  operations.  For the year ended December 31,
       1996,  $1,542 of the  Partnership's  taxable  income was allocated to the
       Associate   General  Partner  pursuant  to  the   Partnership's   Limited
       Partnership  Agreement.  The  Associate  General  Partner is  entitled to receive 0.1% of the Partnership's net income or net loss.

(3)    This amount was earned pursuant to a management  agreement with Resources
       Supervisory,  a wholly-owned  subsidiary of Presidio,  for performance of certain  functions  relating  to  the  management  of  the  Partnership's properties and the placement of certain tenants at those properties.  The total fee paid to Resources  Supervisory  was $246,907 of which  $120,387 was paid to unaffiliated  management  companies.  All property management fees payable at December 31, 1996 have subsequently been paid.

(4) This amount represents reimbursements of actual costs incurred in defending the B&S Litigation and the cost of preparing settlement materials.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)        Financial Statements: See Index to Financial Statements in Item 8.

(a)(2)        Financial Statement Schedule:

                        III.      Real Estate and Accumulated Depreciation

(a)(3)        Exhibits:

3, 4.

              (a)Amended  and  Restated  Partnership   Agreement   ("Partnership
                 Agreement") of the Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 15, 1987 included in the Partnership's Registration Statement on Form S- 11 (Reg. No. 3312574).

              (b)First Amendment dated as of March 1, 1988 to the  Partnership's
                 Partnership Agreement, incorporated by reference to Exhibit 3, 4 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

10            (a)Management  Agreement  between the  Partnership  and  Resources
                 Property Management Corp., incorporated by reference to Exhibit 10B to the Partnership's Registration Statement on Form S-11 (Reg. No. 33-12574).

              (b)Acquisition  and  Disposition   Services  Agreement  among  the
                 Partnership, Realty Resources Inc. and Resources High Equity, Inc., incorporated by reference to Exhibit 10(b) of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

              (c)Agreement  among  Resources  High  Equity,   Inc.,   Integrated
                 Resources, Inc. and Third Group Partners, incorporated by reference to Exhibit 10(c) of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

              (d)Amended and Restated Joint Venture  Agreement dated February 1,
                 1990 among the Partnership, Integrated, High Equity Partners, Series 85, a California Limited Partnership, and High Equity Partners L.P., Series 86, with respect to 568 Broadway, incorporated by reference to Exhibit 10(a) to the Partnership's Current Report on Form 8-K dated February 1, 1990.

              (e)First   Amendment  to  Amended  and  Restated   Joint   Venture
                 Agreement of 568 Broadway Joint Venture, dated as of February 1, 1990, among the Partnership, HEP 85 and HEP 86 incorporated by reference to Exhibit 10(h) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

              (f)Form  of  Termination  of  Supervisory   Management   Agreement
                 (separate   agreement   entered   into  with  respect  to  each
                 individual property) and Form of Supervisory Management, Agreement between the Partnership and Resources Supervisory (separate agreement entered into with respect to each individual property), incorporated by reference to Exhibit 10(h) of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

              (g)Lease  Agreement  between the  Partnership  and Handy Andy Home
                 Improvement Centers, Inc. dated as of December 22, 1992, incorporated by reference to Exhibit 10(g) of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

(b)           Reports on Form 8-K:

              The Partnership filed the following report on Form 8-K during the last quarter of the fiscal year:

                        None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)


                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                             ADDITIONAL INFORMATION

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      INDEX





   Additional financial information furnished pursuant to the requirements of Form 10-K:

      Schedules - December 31, 1996, 1995 and 1994 and years then ended, as required:

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

                                           HIGH EQUITY PARTNERS L.P. - SERIES 88

                                           By:   RESOURCES HIGH EQUITY, INC.,
                                                 Managing General Partner



Dated:  March 31, 1997                     By:   /s/Joseph M. Jacobs
                                                 -------------------
                                                 Joseph M. Jacobs
                                                 President
                                                 (Principal Executive Officer)


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 31, 1997                     By:   /s/Joseph M. Jacobs
                                                 -------------------
                                                 Joseph M. Jacobs
                                                 President
                                                 (Principal Executive Officer)


Dated:  March 31, 1997                     By:   /s/ Jay L. Maymudes
                                                 -------------------
                                                 Jay L. Maymudes
                                                 Vice President, Secretary,
                                                 Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

HIGH EQUITY PARTNERS L.P. - SERIES 88

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

                                                                                                  Costs                 Reductions
                                                                                               Capitalized               Recorded
                                                                                              Subsequent to            Subsequent to
                                                                    Initial Cost                Acquisition              Acquistion
                                                            --------------------------  -----------------------------  -------------
                                                                           Buildings
                                                                              and
   Description                                 Encumbrances      Land     Improvements  Improvements   Carrying Costs  Write-downs
   -----------                                 ------------      ----     ------------  ------------   --------------  -----------
RETAIL:

   Melrose II Shopping Center .  Melrose Park IL     $--    $  1,375,000  $  4,000,640  $      6,876   $       --      $ (2,881,000)

   Sunrise Marketplace ........  Las Vegas NV         --       3,024,968    13,469,031     1,669,437      1,342,536      (8,500,000)

   SuperValu Stores ...........  Various              --       1,787,620     6,881,999            --        708,358            --

   Livonia Plaza ..............  Livonia MI           --       1,518,638     9,328,777       952,227        880,080      (2,100,000)
                                                     ---    ------------  ------------  ------------   ------------    ------------
                                                      --       7,706,226    33,680,447     2,628,540      2,930,974     (13,481,000)
                                                     ---    ------------  ------------  ------------   ------------    ------------



OFFICE:

   568 Broadway Office Building  New York NY          --       1,429,284     6,093,266     2,772,879        813,953      (6,157,700)

INDUSTRIAL:

   TMR Warehouses .............  Various OH           --       1,355,621    19,694,413        80,145      1,717,279            --
                                                     ---    ------------  ------------  ------------   ------------    ------------
                                                     $--    $ 10,491,131  $ 59,468,126  $  5,481,564   $  5,462,206    $(19,638,700)
                                                     ===    ============  ============  ============   ============    ============


                                                                    Gross Amount at Which
                                                                    Carried at Close of Period
                                                     ------------------------------------------------
                                                                        Buildings
                                                                           and                             Accumulated       Date
   Description                                            Land         Improvements          Total         Depreciation    Acquired
   -----------                                            ----         ------------          -----         ------------    ---------
RETAIL:

   Melrose II Shopping Center .  Melrose Park IL     $    638,742     $  1,862,774      $   2,501,516      $   311,801        1989

   Sunrise Marketplace ........  Las Vegas NV           1,811,849        9,194,123         11,005,972        2,535,076        1989

   SuperValu Stores ...........  Various                1,935,936        7,442,041          9,377,977        1,465,224        1989

   Livonia Plaza ..............  Livonia MI             1,536,441        9,043,281         10,579,722        1,766,486        1989
                                                     ------------      -----------      -------------      -----------
                                                        5,922,968       27,542,219         33,465,187        6,078,587
                                                     ------------      -----------      -------------      -----------

OFFICE:

   568 Broadway Office Building  New York NY              651,057        4,300,625          4,951,682        1,416,427        1986

INDUSTRIAL:

   TMR Warehouses .............  Various OH             1,466,213       21,381,247         22,847,460        4,202,511        1988
                                                     ------------     ------------      -------------      -----------
                                                     $  8,040,238     $ 53,224,091      $  61,264,329      $11,697,525
                                                     ============     ============      =============      ============




Note: The aggregate cost for Federal income tax purposes is $82,507,256 at December 31, 1996.

HIGH EQUITY PARTNERS L.P.  - SERIES 88


NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996
-------------------------------------------------------------------------------

(A)   RECONCILIATION OF REAL ESTATE OWNED:


                                                For the Years Ended December 31,
                                         -----------------------------------------------
                                              1996             1995              1994
                                         ------------     ------------      ------------
BALANCE AT BEGINNING OF YEAR .......     $ 60,973,595     $ 70,063,448      $ 68,969,623

ADDITIONS DURING THE YEAR
         Improvements to Real Estate          290,734          953,047         1,093,825

OTHER CHANGES
         Write-down for impairment .             --        (10,042,900)             --
                                         ------------     ------------      ------------

BALANCE AT END OF YEAR (1) .........     $ 61,264,329     $ 60,973,595      $ 70,063,448
                                         ============     ============      ============


(1) INCLUDES THE INITIAL COST OF THE  PROPERTIES  PLUS  ACQUISITION  AND CLOSING
COSTS.


(B)   RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                            For the Years Ended December 31,
                                      ------------------------------------------
                                          1996            1995            1994
                                      -----------     -----------     -----------

BALANCE AT BEGINNING OF YEAR ....     $10,307,676     $ 8,879,768     $ 7,435,753

ADDITIONS DURING THE YEAR
         Depreciation Expense (1)       1,389,849       1,427,908       1,444,015
                                      -----------     -----------     -----------

BALANCE AT END OF YEAR ..........     $11,697,525     $10,307,676     $ 8,879,768
                                      ===========     ===========     ===========



(1)  DEPRECIATION IS PROVIDED ON BUILDINGS USING THE  STRAIGHT-LINE  METHOD OVER
THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS.