Form 10-K/A
period 1996-12-31
HIGH EQUITY PARTNERS L P SERIES 88
filed 1997-05-07
CIK 831574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

                  At December 31, 1996, 1995 and 1994, a total of 371,766 units of limited partnership interest, including the initial limited partner, had been issued for aggregate capital contributions of $86,636,348. In addition, the General Partners contributed a total of $1,000 to the Partnership. As discussed in Note 3, the General Partners hold a 5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. Subsequent to the issuance of the 1996 financial statements, the Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and General Partners' relative participations in the Partnerships's net assets, since it does not reflect the General Partners' 5% interst in the Partnership. Thus, the Partnershp has restated its financial statements to reallocate $4,331,074 (5% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

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

As discussed in Note 7, the accompanying financial statements have been restated to reflect a reallocation of partners' equity.

DELOITTE & TOUCHE LLP
March 14, 1997
(April 30, 1997 as to Note 7)
New York, NY


                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                               December 31,
                                                    ------------------------------
                                                         1996              1995
                                                    ------------      ------------
ASSETS

Real estate ...................................     $ 49,566,804      $ 50,665,919
Cash and cash equivalents .....................        5,353,731         3,898,548
Other assets ..................................        1,372,081         1,456,301
Receivables ...................................           89,074           284,730
                                                    ------------      ------------

TOTAL ASSETS ..................................     $ 56,381,690      $ 56,305,498
                                                    ============      ============


LIABILITIES AND PARTNERS' EQUITY

Distributions payable .........................     $    684,832      $    684,832
Accounts payable and accrued expenses .........          508,257           695,977
Due to affiliates .............................        1,152,658           301,590
                                                    ------------      ------------

     Total liabilities ........................        2,345,747         1,682,399
                                                    ------------      ------------

Commitments and contingencies

PARTNERS' EQUITY:

       Limited partners' equity (as restated)
         (371,766 units issued and outstanding)       51,334,121        51,891,920
       General partners' equity (as restated)..        2,701,822         2,731,179
                                                    ------------      ------------

       Total partners' equity .................       54,035,943        54,623,099
                                                    ------------      ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY ........     $ 56,381,690      $ 56,305,498
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

                                 HIGH EQUITY PARTNERS L.P. - SERIES 88

                                     STATEMENT OF PARTNERS' EQUITY


                                                        General           Limited
                                                       Partners'         Partners'
                                                        Equity            Equity              Total
                                                      ------------      ------------      ------------
Balance, January 1, 1994 (as previously reported)     $ (1,084,889)     $ 66,008,122      $ 64,923,233

Reallocation of partners' equity ................        4,331,074        (4,331,074)             --

Balance, January 1, 1994 (as restated) ..........        3,246,185        61,677,048        64,923,233

Net income ......................................          121,951         2,317,070         2,439,021

Distributions as a return of capital
 ($7.00 per limited partnership unit) ...........         (136,966)       (2,602,362)       (2,739,328)
                                                      ------------      ------------      ------------

Balance, December 31, 1994 (as restated) ........        3,231,170        61,391,756        64,622,926

Net loss ........................................         (363,025)       (6,897,474)       (7,260,499)

Distributions as a return of capital
 ($7.00 per limited partnership unit) ...........         (136,966)       (2,602,362)       (2,739,328)
                                                      ------------      ------------      ------------

Balance, December 31, 1995 (as restated) ........        2,731,179        51,891,920        54,623,099

Net income ......................................          107,609         2,044,563         2,152,172

Distributions as a return of capital
 ($7.00 per limited partnership unit) ...........         (136,966)       (2,602,362)       (2,739,328)
                                                      ------------      ------------      ------------

Balance, December 31, 1996(as restated)..........     $  2,701,822      $ 51,334,121      $ 54,035,943
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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

7.                PARTNERS' EQUITY

                  At each December 31, 1996, 1995, and 1994, a total of 371,766 units of limited partnership interest, including the initial limited partner, had been issued for aggregate capital contributions of $86,636,348. In addition, the general partners contributed a total of $1,000 to the Partnership. As discussed in Note 3, the General Partners hold a 5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. Subsequent to the issuance of the 1996 financial statements, the Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and General Partners' relative participations in the Partnerships's net assets, since it does not reflect the General Partners' 5% interst in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $4,331,074 (5% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

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

                                           HIGH EQUITY PARTNERS L.P. - SERIES 88

                                           By:   RESOURCES HIGH EQUITY, INC.,
                                                 Managing General Partner



Dated:  May 7, 1997                        By:   /s/Joseph M. Jacobs
                                                 -------------------
                                                 Joseph M. Jacobs
                                                 President
                                                 (Principal Executive Officer)


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 7, 1997                        By:   /s/Joseph M. Jacobs
                                                 -------------------
                                                 Joseph M. Jacobs
                                                 President
                                                 (Principal Executive Officer)


Dated:  May 7, 1997                        By:   /s/ Jay L. Maymudes
                                                 -------------------
                                                 Jay L. Maymudes
                                                 Vice President, Secretary,
                                                 Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

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