Form 10-Q
period 1997-03-31
HIGH EQUITY PARTNERS L P SERIES 88
filed 1997-05-20
CIK 831574

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

                  For the quarterly period ended March 31, 1997

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

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997

                                      INDEX




Part I. Financial Information:

Balance Sheets--March 31, 1997 and December 31, 1996............................

Statements of Operations--Three Months Ended March 31,
 1997 and l996..................................................................

Statement of Partners' Equity--Three Months Ended
 March 31, 1997.................................................................

Statements of Cash Flows-- Three Months Ended
 March 31, 1997 and 1996........................................................

Notes to Financial Statements...................................................

Management's Discussion and Analysis of Financial
 Condition and Results of Operations............................................

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K.............................

         HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997

                                 BALANCE SHEETS


                                             March 31, 1997    December 31, 1996
                                             --------------    -----------------
ASSETS

Real estate ..........................        $49,185,488        $49,566,804
Cash and cash equivalents ............          4,719,695          5,353,731
Other assets .........................          1,344,363          1,372,081
Receivables ..........................            100,558             89,074
                                              -----------        -----------
                                              $55,350,104        $56,381,690
                                              ===========        ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses         $   293,215        $   508,257
Distributions payable ................            797,343            684,832
Due to affiliates ....................            297,603          1,152,658
                                              -----------        -----------

                                                1,388,161          2,345,747
                                              -----------        -----------

Commitments and contingencies

PARTNERS' EQUITY:

    Limited partners' equity (371,766
         units issued and outstanding)         51,262,894         51,334,121
    General partners' equity .........          2,699,049          2,701,822
                                              -----------        -----------

                                               53,961,943         54,035,943
                                              -----------        -----------

                                              $55,350,104        $56,381,690
                                              ===========        ===========


                        See notes to financial statements

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997


                            STATEMENTS OF OPERATIONS

                                                      For the Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                          1997            1996
                                                       ----------     ----------
Rental Revenue ...................................     $2,041,853     $1,987,499
                                                       ----------     ----------

Costs and Expenses:

     Operating expenses ..........................        480,761        464,346
     Depreciation and amortization ...............        420,100        425,729
     Partnership asset management fee ............        220,101        220,101
     Administrative expenses .....................        208,767        114,845
     Property management fee .....................         56,255         48,740
                                                       ----------     ----------

                                                        1,385,984      1,273,761
                                                       ----------     ----------

Income before interest and other income ..........        655,869        713,738

     Interest income .............................         61,874         36,898

     Other income ................................          5,600          7,550
                                                       ----------     ----------

Net income .......................................     $  723,343     $  758,186
                                                       ==========     ==========

Net income attributable to:

     Limited partners ............................     $  687,176     $  720,277

     General partners ............................         36,167         37,909
                                                       ----------     ----------

Net income .......................................     $  723,343     $  758,186
                                                       ==========     ==========

Net income per unit of limited part-
  nership interest (371,766 units outstanding) ...     $     1.85     $     1.94
                                                       ==========     ==========


                        See notes to financial statements

                 HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997


                                 STATEMENT OF PARTNERS' EQUITY


                                                  General          Limited
                                                 Partners'        Partners'
                                                  Equity           Equity             Total
                                             ------------      ------------      ------------


Balance, January 1, 1997 ...............     $  2,701,822      $ 51,334,121      $ 54,035,943

Net income for the three months
 ended March 31, 1997 ..................           36,167           687,176           723,343

Distributions as a return of capital for
 the three months ended March 31, 1997
 ($2.04 per limited partnership unit) ..          (38,940)         (758,403)         (797,343)
                                             ------------      ------------      ------------

Balance, March 31, 1997 ................     $  2,699,049      $ 51,262,894      $ 53,961,943
                                             ============      ============      ============



                               See notes to financial statements

           HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997

                             STATEMENTS OF CASH FLOWS


                                                      For the Three Months Ended
                                                                March 31,
                                                     ----------------------------
                                                         1997             1996
                                                     -----------      -----------
Cash Flows From Operating Activities:

Net income .....................................     $   723,342      $   758,186
Adjustments to reconcile net income
 to net cash provided by operating activities:
     Depreciation and amortization .............         420,100          425,729
     Straight line adjustment for stepped
      lease rentals ............................          12,209            9,446
 Changes in assets and liabilities:
     Accounts payable and accrued expenses .....        (215,042)        (387,206)
     Receivables ...............................         (11,484)         255,134
     Due to affiliates .........................        (855,055)         (10,067)
     Other assets ..............................         (22,463)        (128,705)
                                                     -----------      -----------

  Net cash provided by operating activities ....          51,607          922,517
                                                     -----------      -----------

Cash Flows From Investing Activities:

  Improvements to real estate ..................            (811)         (46,288)
                                                     -----------      -----------

Cash Flows From Financing Activities:

  Distributions to partners ....................        (684,832)        (684,832)
                                                     -----------      -----------

Increase (Decrease) in Cash and Cash Equivalents        (634,036)         191,397

Cash and Cash Equivalents,
 Beginning of Year .............................       5,353,731        3,898,548
                                                     -----------      -----------

Cash and Cash Equivalents,
 End of Quarter ................................     $ 4,719,695      $ 4,089,945
                                                     ===========      ===========



                        See notes to financial statements

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997

                          NOTES TO FINANCIAL STATEMENTS

l.       GENERAL

         The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form l0-K/A for the year ended December 3l, l996.

         The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Impairment of Assets

         The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of a property may not be recoverable, the Partnership estimates the future cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

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

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997

                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. The Partnership may in the future provide provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

         Recently Issued Accounting Pronouncement

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnerhsip's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

         Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

         Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         Resources High Equity, Inc., the Managing General Partner, is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner. The general partners and affiliates of the general partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in business that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford") has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended March 31, 1997, reimbursable expenses to Wexford by the Partnership amounted to $22,350. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997

                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
         (CONTINUED)

         relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the three months ended March 31, 1997 and 1996, Resources Supervisory was entitled to receive $56,255 and $48,740, respectively, of which $27,502 and $27,318 was paid to unaffiliated management companies.

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year (exclusive of the administrative expenses paid to Wexford). For each of the quarters ended March 31, 1997 and 1996, the Managing General Partner was entitled to receive $50,000.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended March 31, 1997 and 1996, the Managing General Partner earned $220,101.

         The general partners are allocated 5% of the net income of the Partnership, which amounted to $36,167 and $37,909 for the quarters ended March 31, 1997 and 1996, respectively. They are also entitled to receive 5% of distributions, which amounted to $38,940 and $34,241 for the quarters ended March 31, 1997 and 1996, respectively.

         During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees, which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investments.

         From July 1996 through April 1997, Millenium Funding IV Corp., a wholly owned indirect subsidiary of Presidio, purchased 3,378 units of the Partnership from various limited partners. These units represent less than 1% of the outstanding limited partnership units of the Partnership.

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997

                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE

         The following table is a summary of the Partnership's real estate as of:

                                                  March 31,         December 31,
                                                    1997                1996
                                               ------------        ------------
Land ...................................       $  8,040,238        $  8,040,238
Buildings and improvements .............         53,224,902          53,224,091
                                               ------------        ------------

                                                 61,265,140          61,264,329
Less: Accumulated depreciation .........        (12,079,652)        (11,697,525)
                                               ------------        ------------
                                               $ 49,185,488        $ 49,566,804
                                               ============        ============

         No write-downs were recorded for the three months ended March 31, 1997 and 1996.

5.       DISTRIBUTIONS PAYABLE

                                                         March 31,    December 31,
                                                           1997           1996
                                                         --------       --------
Limited partners ($2.04 and $1.75 per unit) ......       $758,403       $650,591
General partners .................................         38,940         34,241
                                                         --------       --------
                                                         $797,343       $684,832
                                                         ========       ========

         Such distributions were paid in the subsequent quarters.

6.       DUE TO AFFILIATES

                                                            March 31,    December 31,
                                                             1997           1996
                                                          -----------    ----------
Partnership asset management fee ....................     $  220,101     $  220,101
Settlement and ligitation cost reimbursement (Note 7)           --          824,511
Property management fee .............................         27,502         58,046
Non-accountable expense reimbursement ...............         50,000         50,000
                                                          ----------     ----------
                                                          $  297,603     $1,152,658
                                                          ==========     ==========

         Such amounts were paid in the subsequent quarters.

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES

         On or about May 11, 1993 High Equity partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, was advised of the existence of an action (the "California Action") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint").

         On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene by the original plaintiffs, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ( the "Consolidated Complaint") against the Administrative and Investment General Partners of HEP-86, the managing general partner of HEP-85, the managing general partner of the Partnership and the indirect corporate parent of the General Partners. The Consolidated Complaint alleges various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

         On February 24, 1997, after the Court again approved a settlement of the California Action but again ultimately declined to grant final approval, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the Revised Settlement, granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         The Partnerships and the General Partners believe that each of the claims asserted in the Consolidated Complaint are meritless and intend to continue to vigorously defend the California Action. It is impossible at this time to predict what the defense of the California Action will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and are expected, together with operating cash flow, to be sufficient to fund anticipated capital improvements to the Partnership's properties.As of March 31, 1997, total working capital reserves amounted to approximately $2,423,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate working capital reserves for capital improvements and capitalized lease procurement costs.

During the three months ended March 31, 1997, cash and cash equivalents decreased $634,036 as a result of capital expenditures and distributions to partners in excess of cash flows from operations. The Partnership's primary source of funds is cash flow from the operations of its properties, principally rents received from tenants, which amounted to $51,607 for the three months ended March 31, 1997. The Partnership used $811 for capital expenditures related to capital and tenant improvements to the properties and $684,832 for distributions to partners for the three months ended March 31, 1997.

The Partnership expects to continue to utilize a portion of its cash flow from operations and its reserves to pay for various capital and tenant improvements to the properties and leasing commissions. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize the remaining working capital reserves or sell one or more properties.

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Partnership experienced a slight decrease in net income for the three months ended March 31, 1997 compared to the same period in 1996 primarily due to higher costs and expenses which were partially offset by slightly higher revenues at certain properties in 1997.

Rental revenue increased during the three months ended March 31, 1997 as compared to the same period in the prior year at Tri-Columbus, 568 Broadway and Livonia due to higher occupancy rates during the first quarter of 1997 compared to 1996. These increases were partially offset by a decrease in revenues at Melrose II due to the bankruptcy filing by Handy Andy, the sole tenant at the property, in March 1996.

Costs and expenses increased for the three months ended March 31, 1997 compared to the same period in 1996. Operating expenses increased for the three months ended March 31, 1997 compared to the same period in 1996 primarily due to higher repair and maintenance costs at Sunrise as insurance proceeds were received in 1996, offsetting previously incurred costs. Administrative expenses for the three months ended March 31, 1997 increased compared to the same period in 1996 due to higher legal and accounting fees related to ongoing litigation and the HEP settlement, as previously discussed. Property management fees increased during the three months ended March 31, 1997 due to the increase in revenues at certain properties as previously discussed.

Interest income increased due to higher cash balances during the three months ended March 31, 1997 as compared to the same period in 1996. Other income, which consists of investor ownership transfer fees, decreased during the three months ended March 31, 1997 compared to 1996 due to fewer ownership transfers.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to financial statements for a description thereof.

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997

                          PART II. - OTHER INFORMATION

  Item 1 - Legal Proceedings

  (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

  Item 6 - Exhibits and Reports on Form 8-K

  (a)      Exhibits:  There were no exhibits filed.

  (b)      Reports on Form 8-K:
           Current Report on Form 8-K dated January 31, 1997

          HIGH EQUITY PARTNERS L.P.- SERIES 88-FORM 10-Q-MARCH 31, 1997

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



                                           High Equity Partners L.P. - Series 88


                                             By:    Resources High Equity, Inc.
                                                    Managing General Partner





Dated: May 20, 1997                          By:    /S/Joseph M. Jacobs
                                                    ---------------------
                                                    Joseph M. Jacobs
                                                    President
                                                    (Duly Authorized Officer)




Dated: May 20, 1997                          By:    /S/Jay L. Maymudes
                                                    --------------------
                                                    Jay L. Maymudes
                                                    Vice President, Secretary
                                                    and Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)