Form 10-Q
period 1997-06-30
HIGH EQUITY PARTNERS L P SERIES 88
filed 1997-08-18
CIK 831574

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

                  For the quarterly period ended June 30, 1997

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

                           Yes   [ X ]       No   [   ]

         HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30,1997

                                      INDEX




Part I. Financial Information:

Balance Sheets--June 30, 1997 and December 31, 1996

Statements of Operations--Three and Six Months Ended June 30,
1997 and l996

Statement of Partners' Equity--Six Months Ended
June 30, 1997

Statements of Cash Flows-- Six Months Ended
June 30, 1997 and 1996

Notes to Financial Statements

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K

          HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1997

                                   BALANCE SHEETS


                                                 June 30, 1997   December 31, 1996
                                                   -----------       -----------
ASSETS

Real estate ................................       $48,804,030       $49,566,804
Cash and cash equivalents ..................         6,849,033         5,353,731
Other assets ...............................         1,323,563         1,372,081
Receivables ................................           151,072            89,074
                                                   -----------       -----------

                                                   $57,127,698       $56,381,690
                                                   ===========       ===========


LIABILITIES AND PARTNERS' EQUITY

Distributions payable ......................       $   997,899       $   684,832
Accounts payable and accrued expenses ......           634,606           508,257
Due to affiliates ..........................           311,888         1,152,658
                                                   -----------       -----------

                                                     1,944,393         2,345,747
                                                   -----------       -----------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (371,766
   units issued and outstanding) ...........        52,423,189        51,334,121
General partners' equity ...................         2,760,116         2,701,822
                                                   -----------       -----------

                                                    55,183,305        54,035,943
                                                   -----------       -----------

                                                   $57,127,698       $56,381,690
                                                   ===========       ===========


                         See notes to financial statements

                   HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30,1997

                                      STATEMENTS OF OPERATIONS

                                            For the Three Months Ended     For the Six Months Ended
                                                      June 30,                      June 30,
                                            --------------------------    -------------------------
                                               1997           1996           1997           1996
                                            ----------     ----------     ----------     ----------
Rental Revenue ........................     $3,544,391     $2,121,568     $5,586,244     $4,109,067
                                            ----------     ----------     ----------     ----------

Costs and Expenses:

     Operating expenses ...............        489,352        508,567        970,113        972,913
     Depreciation and amortization ....        420,100        425,729        840,200        851,458
     Partnership asset management fee .        220,101        220,101        440,202        440,202
     Administrative expenses ..........        204,949        116,954        413,716        231,799
     Property management fee ..........         69,816         59,391        126,071        108,131
                                            ----------     ----------     ----------     ----------

                                             1,404,318      1,330,742      2,790,302      2,604,503
                                            ----------     ----------     ----------     ----------

Income before interest and other income      2,140,073        790,826      2,795,942      1,504,564


     Interest income ..................         71,773         30,299        133,647         67,197

     Other income .....................          7,415         17,470         13,015         25,020
                                            ----------     ----------     ----------     ----------


Net income ............................     $2,219,261     $  838,595     $2,942,604     $1,596,781
                                            ==========     ==========     ==========     ==========

Net income attributable to:

     Limited partners .................     $2,108,298     $  796,665     $2,795,474     $1,516,942

     General partners .................        110,963         41,930        147,130         79,839
                                            ----------     ----------     ----------     ----------


Net income ............................     $2,219,261     $  838,595     $2,942,604     $1,596,781
                                            ==========     ==========     ==========     ==========


Net income per unit of limited part-
     nership interest (371,766 units
     outstanding) .....................     $     5.67     $     2.14     $     7.52     $     4.08
                                            ==========     ==========     ==========     ==========



                                  See notes to financial statements

                HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30,1997

                                 STATEMENT OF PARTNERS' EQUITY


                                                 General           Limited
                                                 Partners'        Partners'
                                                  Equity           Equity            Total
                                             ------------      ------------      ------------

Balance, January 1, 1997 ...............     $  2,701,822      $ 51,334,121      $ 54,035,943

Net income for the six months
ended June 30, 1997 ....................          147,130         2,795,474         2,942,604

Distributions as a return of capital for
the six months ended June 30, 1997
($4.59 per limited partnership unit) ...          (88,836)       (1,706,406)       (1,795,242)
                                             ------------      ------------      ------------

Balance, June 30, 1997 .................     $  2,760,116      $ 52,423,189      $ 55,183,305
                                             ============      ============      ============

                        See notes to financial statements

          HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30,1997

                             STATEMENTS OF CASH FLOWS


                                                          For the Six Months Ended
                                                                  June 30,
                                                       ----------------------------
                                                           1997             1996
                                                       -----------      -----------
Cash Flows From Operating Activities:

     Net income ..................................     $ 2,942,604      $ 1,596,781
     Adjustments to reconcile net income
     To net cash provided by operating activities:
         Depreciation and amortization ...........         840,200          851,458
         Straight line adjustment for stepped
           lease rentals .........................          24,418           18,892
     Changes in assets and liabilities:
         Accounts payable and accrued expenses ...         126,349         (269,826)
         Receivables .............................         (61,998)         (36,721)
         Due to affiliates .......................        (840,770)          (3,195)
         Other assets ............................         (51,847)        (137,244)
                                                       -----------      -----------

     Net cash provided by operating activities ...       2,978,956        2,020,145
                                                       -----------      -----------

Cash Flows From Investing Activities:

     Improvements to real estate .................          (1,479)         (80,332)
                                                       -----------      -----------

Cash Flows From Financing Activities:

     Distributions to partners ...................      (1,482,175)      (1,369,664)
                                                       -----------      -----------

Increase in Cash and Cash Equivalents ............       1,495,302          570,149

Cash and Cash Equivalents, Beginning of Year .....       5,353,731        3,898,548
                                                       -----------      -----------

Cash and Cash Equivalents, End of Quarter ........     $ 6,849,033      $ 4,468,697
                                                       ===========      ===========


                        See notes to financial statements

         HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30,1997

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

Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. The Partnership may in the future provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

         HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30,1997

                          NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncement

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

Results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

The Managing General Partner of the Partnership, Resources High Equity, Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio" - See Part II,
Item 5, Other Events. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford") has been engaged to perform administrative services to Presidio and its direct and indirect subsidiaries as well as the Partnership. During the quarter ended June 30, 1997, reimbursable expenses to Wexford by the Partnership amounted to $22,350. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the quarters ended June 30, 1997 and 1996, Resources Supervisory was entitled to receive $69,816 and $59,391, respectively, of which $28,029 and $31,098 was paid to unaffiliated management companies, respectively.

For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year (exclusive of the administrative expenses paid to Wexford). For each of the quarters ended June 30, 1997 and 1996, the Managing General Partner was entitled to receive $50,000.

         HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30,1997

                          NOTES TO FINANCIAL STATEMENTS

3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended June 30, 1997 and 1996, the Managing General Partner was entitled to receive $220,101.

The General Partners are allocated 5% of the net income of the Partnership, which amounted to $110,963 and $41,930 for the quarters ended June 30, 1997 and 1996, respectively. They are also entitled to receive 5% of distributions, which amounted to $49,896 and $34,241 for the quarters ended June 30, 1997 and 1996, respectively.

During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees, which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investment.

From July 1996 through July 1997, Millenium Funding IV Corp., a wholly owned indirect subsidiary of Presidio, purchased 5,241 units of the Partnership from various limited partners. These units represent less than 1.5% of the outstanding limited partnership units of the Partnership.

4. REAL ESTATE

The following table is a summary of the Partnership's real estate as of:

                                                  June 30,         December 31,
                                                    1997                1996
                                               ------------        ------------

Land ...................................       $  8,040,238        $  8,040,238
Buildings and improvements .............         53,225,569          53,224,091
                                               ------------        ------------

                                                 61,265,807          61,264,329
Less: Accumulated depreciation .........        (12,461,777)        (11,697,525)
                                               ------------        ------------

                                               $ 48,804,030        $ 49,566,804
                                               ============        ============

No write-downs were recorded for the six months ended June 30, 1997 or 1996.

         HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30,1997

                          NOTES TO FINANCIAL STATEMENTS

5. DISTRIBUTIONS PAYABLE

                                                         June 30,      December 31,
                                                           1997            1996
                                                         --------       --------

Limited partners ($2.55 and $1.75 per unit) ......       $948,003       $650,591

General partners .................................         49,896         34,241
                                                         --------       --------

                                                         $997,899       $684,832
                                                         ========       ========

Such distributions were paid in the quarters subsequent to June 30, 1997 and December 31, 1996, respectively.

6. DUE TO AFFILIATES

                                                            June 30,     December 31,
                                                              1997          1996
                                                          ----------     ----------
Partnership asset management fee ....................     $  220,101     $  220,101
Settlement and ligitation cost reimbursement (Note 7)           --          824,511
Property management fee .............................         41,787         58,046
Non-accountable expense reimbursement ...............         50,000         50,000
                                                          ----------     ----------

                                                          $  311,888     $1,152,658
                                                          ==========     ==========

Such amounts were paid in the quarters subsequent to June 30, 1997 and December 31, 1996, respectively.

7. COMMITMENTS AND CONTINGENCIES

On or about May 11, 1993 High Equity partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, was advised of the existence of an action (the "California Action') in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint").

On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene the original and Intervening Plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated

         HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30,1997

                          NOTES TO FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On February 24, 1997, after the Court again preliminarily approved a settlement of the California Action but again ultimately declined to grant final approval, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by two of the objectors to the Revised Settlement, granted the request of one plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

Thereafter, the Intervening Plaintiffs filed and then revised an Amended Consolidated Class Action and Derivative Action Complaint (the Second Amended Consolidated Complaint) which asserts substantially the same claims as the Consolidated Complaint, eliminates certain legal infirmities from that Consolidated Complaint, and presents more detailed factual allegations. The General Partners believe that the Second Amended Consolidated Complaint continues to be subject to challenge on legal grounds and have filed demurrers and a motion to strike. These matters likely will be heard and determined by the court in early September 1997.

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

         HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30,1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and together with operating cash flow are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties. As of June 30, 1997, total working capital reserves amounted to approximately $3,979,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate working capital reserves for capital improvements and capitalized lease procurement costs.

During the six months ended June 30, 1997, cash and cash equivalents increased $1,495,302 as a result of cash flows from operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $2,978,956 for the six months ended June 30, 1997. The Partnership used $1,479 for capital expenditures related to capital and tenant improvements to the properties and $1,482,175 for distributions to partners for the six months ended June 30, 1997.

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

RESULTS OF OPERATIONS

The Partnership experienced an increase in net income for the six and three months ended June 30, 1997 compared to the same periods in 1996 primarily due to an increase in rental revenues during the second quarter of 1997, partially offset by an increase in costs and expenses during 1997.

Rental revenue increased during both the six and three months ended June 30, 1997 as compared to the same periods in the prior year primarily due to approximately $1.5 million received in April, 1997 pursuant to the bankruptcy settlement of Handy Andy, the sole tenant at Melrose II.

Costs and expenses increased for the six and three months ended June 30, 1997 compared to the same periods in 1996. Administrative expenses increased for both the six and three months ended June 30, 1997 compared to the same periods in 1996 due to higher legal and accounting fees related to ongoing litigation and the HEP settlement. Property management fees increased during the six and three months ended June 30, 1997 due to the increase in revenues, as previously discussed. Operating expenses decreased slightly for the six and three months ended June 30, 1997 compared to the same periods in 1996. Bad debt expenses and

         HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30,1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

professional fees were lower at Sunrise during 1997 due to the bankruptcy filing by a tenant during the first half of 1996, which precipitated the write-off of receivables from the tenant and the retention of outside professionals. These decreases were partially offset by higher repair and maintenance costs at Sunrise due to insurance proceeds were received in 1996, offsetting previously incurred costs.

Interest income increased due to higher cash balances during the six and three months ended June 30, 1997 as compared to the same periods in 1996. Other income decreased during the six and three months ended June 30, 1997 compared to 1996 due to fewer investor transfers.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to financial statements for a description thereof.

         HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30,1997


                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

         (a)      See   Management's   Discussion   and  Analysis  of  Financial
                  Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

Item 5 - Other Events

         On July 25, 1997, Weford Management LLC ("Wexford"), the administrator for Presidio Capital Corp. ("Presidio"), the parent company of Resources High Equity, Inc. and Presidio AGP Corp., the Managing and Associate General Parnters, respectively, of High Equity Partners L.P.
         - Series 88, (the "Partnership"), received notive from Presidio Holding Company, LLC, which stated that it was the holder of 63% of the outstanding Class A common shares of Presidio, and that it was seeking to remove the three current Class A directors and replace them with Edward Scheetz, David Hamamoto and David King effective as of 12:00 p.m. on September 2, 1997. There exists substantial doubt as to the effectiveness of such notice. On August 15, 1997, Presidio applied to the Judge of the High Court in the British Virgin Islands for a declaration that the written resolution of Presidio Holding LLC dated July 25, 1997 was invalid and of no effect insofar as it purports to be a written resolution of the Class A Members of Presidio.

         As of August 18, 1997, there have been no changes in the composition of the officers or directors of the general partners. In addition, the administrative services agreement with Wexford remains in effect and is scheduled to terminate November 1997.


Item 6 - Exhibits and Reports on Form 8K

         (a)      Exhibits:  There were no exhibits filed.

         (b)      Reports on Form 8K:  None

         HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1997


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



                                       High Equity Partners L.P. - Series 88


                                       By:    Resources High Equity, Inc.
                                              Managing General Partner





Dated: August 18, 1997                 By:    /S/Joseph M. Jacobs
                                              -------------------
                                              Joseph M. Jacobs
                                              President
                                              (Duly Authorized Officer)




Dated: August 18, 1997                 By:    /S/Jay L. Maymudes
                                              ------------------
                                              Jay L. Maymudes
                                              Vice President, Secretary
                                              and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)