Form 10-Q
period 1997-09-30
HIGH EQUITY PARTNERS L P SERIES 88
filed 1997-11-14
CIK 831574

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (203) 862-7444
              (Registrant's telephone number, including area code)

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

                           Yes   [ X ]       No   [   ]

       HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997


                                      INDEX




Part I. Financial Information:

         Balance Sheets--September 30, 1997 and December 31, 1996

         Statements of Operations--Three and Nine Months Ended September 30, 1997 and l996

         Statement of Partners' Equity--Nine Months Ended September 30, 1997

         Statements  of Cash Flows-- Nine Months  Ended  September  30, 1997 and
         1996

         Notes to Financial Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information:

         Legal Proceedings, Exhibits and Reports on Form 8-K

       HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997


                                 BALANCE SHEETS


                                                  September 30,      December 31,
                                                      1997               1996
                                                   -----------       -----------
ASSETS

Real estate ................................       $48,558,121       $49,566,804
Cash and cash equivalents ..................         6,720,169         5,353,731
Other assets ...............................         1,290,180         1,372,081
Receivables ................................           379,097            89,074
                                                   -----------       -----------

                                                   $56,947,567       $56,381,690
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Distributions payable ......................       $   998,874       $   684,832
Accounts payable and accrued expenses ......           684,999           508,257
Due to affiliates ..........................           298,089         1,152,658
                                                   -----------       -----------

                                                     1,981,962         2,345,747
                                                   -----------       -----------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (371,766
     units issued and outstanding) .........        52,217,301        51,334,121
General partners' equity ...................         2,748,304         2,701,822
                                                   -----------       -----------

                                                    54,965,605        54,035,943
                                                   -----------       -----------

                                                   $56,947,567       $56,381,690
                                                   ===========       ===========


                        See notes to financial statements

                 HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997

                                       STATEMENTS OF OPERATIONS



                                             For the Three Months Ended     For the Nine Months Ended
                                                     September 30,                  September 30,
                                             --------------------------     -------------------------
                                                 1997            1996           1997          1996
                                              ----------     ----------     ----------     ----------
Rental Revenue ..........................     $2,046,917     $1,755,457     $7,633,161     $5,864,524
                                              ----------     ----------     ----------     ----------

Costs and Expenses:

         Operating expenses .............        501,045        419,172      1,471,158      1,392,085
         Depreciation and amortization ..        455,100        425,729      1,295,300      1,277,187
         Partnership asset management fee        220,101        220,101        660,303        660,303
         Administrative expenses ........        132,979        131,848        546,695        363,647
         Property management fee ........         55,863         48,941        181,934        157,072
                                              ----------     ----------     ----------     ----------

                                               1,365,088      1,245,791      4,155,390      3,850,294
                                              ----------     ----------     ----------     ----------

Income before interest and other income .        681,829        509,666      3,477,771      2,014,230

         Interest income ................         85,215         48,252        218,862        115,449

         Other income ...................         14,130         22,891         27,145         47,911
                                              ----------     ----------     ----------     ----------

Net income ..............................     $  781,174     $  580,809     $3,723,778     $2,177,590
                                              ==========     ==========     ==========     ==========

Net income attributable to:

         Limited partners ...............     $  742,115     $  551,769     $3,537,589     $2,068,710

         General partners ...............         39,059         29,040        186,189        108,880
                                              ----------     ----------     ----------     ----------

Net income ..............................     $  781,174     $  580,809     $3,723,778     $2,177,590
                                              ==========     ==========     ==========     ==========

Net income per unit of limited part-
         nership interest (371,766 units
         outstanding) ...................     $     2.00     $     1.48     $     9.52     $     5.56
                                              ==========     ==========     ==========     ==========


                        See notes to financial statements

                 HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997


                                    STATEMENT OF PARTNERS' EQUITY


                                                        General           Limited
                                                       Partners'         Partners'
                                                        Equity            Equity            Total
                                                    ------------      ------------      ------------

Balance, January 1, 1997 ......................     $  2,701,822      $ 51,334,121      $ 54,035,943

Net income for the nine months
ended September 30, 1997 ......................          186,189         3,537,589         3,723,778

Distributions as a return of capital for
the nine months ended September 30, 1997
($7.14 per limited partnership unit) ..........         (139,707)       (2,654,409)       (2,794,116)
                                                    ------------      ------------      ------------

Balance, September 30, 1997 ...................     $  2,748,304      $ 52,217,301      $ 54,965,605
                                                    ============      ============      ============


                        See notes to financial statements

           HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997


                                STATEMENTS OF CASH FLOWS


                                                              For the Nine Months Ended
                                                                    September 30,
                                                            ----------------------------
                                                                1997             1996
                                                            -----------      -----------
Cash Flows From Operating Activities:

         Net income ...................................     $ 3,723,778      $ 2,177,590
         Adjustments to reconcile net income
         to net cash provided by operating activities:
                  Depreciation and amortization .......       1,295,300        1,277,187
                  Straight line adjustment for stepped
                       lease rentals ..................          36,627           28,338
         Changes in assets and liabilities:
                  Accounts payable and accrued expenses         176,742         (121,807)
                  Receivables .........................        (290,023)          31,891
                  Due to affiliates ...................        (854,569)         (12,730)
                  Other assets ........................         (68,647)        (190,016)
                                                            -----------      -----------

         Net cash provided by operating activities ....       4,019,208        3,190,453
                                                            -----------      -----------

Cash Flows From Investing Activities:

         Improvements to real estate ..................        (172,696)         (89,826)
                                                            -----------      -----------

Cash Flows From Financing Activities:

         Distributions to partners ....................      (2,480,074)      (2,054,496)
                                                            -----------      -----------

Increase in Cash and Cash Equivalents .................       1,366,438        1,046,131

Cash and Cash Equivalents, Beginning of Year ..........       5,353,731        3,898,548
                                                            -----------      -----------

Cash and Cash Equivalents, End of Quarter .............     $ 6,720,169      $ 4,944,679
                                                            ===========      ===========

                        See notes to financial statements

       HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997

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

       HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997

                          NOTES TO FINANCIAL STATEMENTS

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128 "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers and is effective for financial statements for periods beginning after December 15, 1997.

Management does not believe that these new standards will have a material effect on the Partnership's reported operating results, per unit amounts, financial position or cash flows.

Certain reclassifications were made to the prior period financial statements in order to conform them to the current period presentation.

Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

3.    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

The Managing General Partner of the Partnership, Resources High Equity, Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all the shares of the General Partners. On November 2, 1997 the Administrative Services Agreement with Wexford Management LLC ("Wexford"), the administrator for Presidio, expired pursuant to its terms. Pursuant to that agreement, Wexford had authority to designate directors of the General Partners. Effective November 3, 1997, Wexford and Presidio entered into an Administrative Services Agreement dated as of November 3, 1997 (the "ASA"). The ASA provides that Wexford will continue to provide consulting and administrative services to Presidio and its affiliates for a term of six months. During the quarter ended September 30, 1997, reimburseable expenses to Wexford by the Partnership amounted to $25,500.

       HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997

                          NOTES TO FINANCIAL STATEMENTS

3.    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the quarters ended September 30, 1997 and 1996, Resources Supervisory was entitled to receive $55,863 and $48,941, respectively, of which $27,875 and $30,183 was paid to unaffiliated management companies, respectively.

For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year (exclusive of the reimbursement of expenses paid to Wexford). For each of the quarters ended September 30, 1997 and 1996, the Managing General Partner was entitled to receive $50,000.

For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended September 30, 1997 and 1996, the Managing General Partner was entitled to receive $220,101.

The General Partners are allocated 5% of the net income of the Partnership, which amounted to $39,059 and $29,040 for the quarters ended September 30, 1997 and 1996, respectively. They are also entitled to receive 5% of distributions, which amounted to $50,871 and $34,241 for the quarters ended September 30, 1997 and 1996, respectively.

During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees, which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investment.

From July 1996 through October 1997, Millenium Funding IV Corp., a wholly owned indirect subsidiary of Presidio, purchased 5,952 units of the Partnership from various limited partners. These units represent less than 1.6% of the outstanding limited partnership units of the Partnership.

       HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997

                          NOTES TO FINANCIAL STATEMENTS

4.    REAL ESTATE

The following table is a summary of the Partnership's real estate as of:

                                               September 30,        December 31,
                                                   1997                1996
                                               ------------        ------------
 Land ...................................      $  8,040,238        $  8,040,238
Buildings and improvements .............         53,396,786          53,224,091
                                               ------------        ------------

                                                 61,437,024          61,264,329
Less: Accumulated depreciation .........        (12,878,903)        (11,697,525)
                                               ------------        ------------
                                               $ 48,558,121        $ 49,566,804
                                               ============        ============

No write-downs for impairment were recorded for the nine months ended September 30, 1997 or 1996.

5.    DISTRIBUTIONS PAYABLE

                                                       September 30,   December 31,
                                                           1997            1996
                                                         --------       --------
Limited partners ($2.55 and $1.75 per unit) ......       $948,003       $650,591
General partners .................................         50,871         34,241
                                                         --------       --------
                                                         $998,874       $684,832
                                                         ========       ========

Such distributions were paid in the quarters subsequent to September 30, 1997 and December 31, 1996, respectively.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997

                          NOTES TO FINANCIAL STATEMENTS

6.    DUE TO AFFILIATES

                                                         September 30,    December 31,
                                                             1997            1996
                                                          ----------     ----------
Partnership asset management fee ....................     $  220,101     $  220,101
Settlement and ligitation cost reimbursement (Note 7)           --          824,511
Property management fee .............................         27,988         58,046
Non-accountable expense reimbursement ...............         50,000         50,000
                                                          ----------     ----------

                                                          $  298,089     $1,152,658
                                                          ==========     ==========

Such amounts were paid in the quarters subsequent to September 30, 1997 and December 31, 1996, respectively.

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

On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and Intervening Plaintiffs filed a Consolidated Class and Derivative Action Complaint ( the "Consolidated Complaint") against the Administrative and Investment General Partners of HEP-86, the managing general partner of HEP-85, the managing general partner of the Partnership and the indirect corporate parent of the General Partners. The Consolidated Complaint alleged various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the general partners caused a waste of HEP Partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the general partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP Partnerships for the purposes for which they are intended; that the general partners are acting improperly to enrich themselves in their position of control over the HEP Partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase HEP Partnership Units; that by refusing to seek the sale of the HEP Partnerships' properties, the general partners have diminished the value of the limited partners' equity in the HEP Partnerships; that the general partners have taken a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997

                          NOTES TO FINANCIAL STATEMENTS

7.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Thereafter, the Intervening Plaintiffs filed and then revised an Amended Consolidated Class Action and Derivative Action Complaint (the Second Amended Consolidated Complaint) which asserts many of the same claims as the
Consolidated Complaint, eliminates certain legal infirmities from that Consolidated Complaint, and presents more detailed factual allegations. In particular, that pleading no longer asserts claims of fraud and negligent misrepresentation. The General Partners believed that the Second Amended Consolidated Complaint continued to be subject to challenge on legal grounds and filed demurrers and a motion to strike. On October 7, 1997, the Court granted substantial portions of these motions. Thereafter, the General Partners served answers denying the allegations and asserting numerous affirmative defenses.

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

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and together with operating cash flow are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties. As of September 30, 1997, total working capital reserves amounted to approximately $3,979,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate working capital reserves for capital improvements and lease procurement costs.

During the nine months ended September 30, 1997, cash and cash equivalents increased $1,366,438 as a result of cash flows from operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $4,019,208 for the nine months ended September 30, 1997. The Partnership used $172,696 for capital expenditures related to capital and tenant improvements to the properties and $2,480,074 for distributions to partners for the nine months ended September 30, 1997.

The Partnership expects to continue to utilize a portion of its cash flow from operations and its reserves to pay for various capital and tenant improvements to the properties and leasing commission, the amount of which cannot be predicted with certainty. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize the remaining working capital reserves or sell one or more properties. Except as discussed herein, management is not aware of any trends, events, commitments or uncertainties that will have a significant impact on liquidity.

RESULTS OF OPERATIONS

The Partnership experienced an increase in net income for the nine and three months ended September 30, 1997 compared to the same periods in 1996 primarily due to an increase in rental revenues, partially offset by an increase in costs and expenses during 1997.

Rental revenue increased during both the nine and three months ended September 30, 1997 as compared to the same periods in the prior year, primarily due to the increased occupancy at Tri-Columbus. In addition, revenues increased during 1997 due to the approximately $1.5 million received in April, 1997 pursuant to the bankruptcy settlement of Handy Andy, the sole tenant at Melrose II.

Costs and expenses increased for the nine and three months ended September 30, 1997 compared to the same periods in 1996. Operating expenses increased for the nine and three months ended September 30, 1997 compared to the same periods in 1996 due primarily to higher repair and maintenance costs at Sunrise due to the receipts of insurance proceeds in 1996, offsetting previously incurred costs. Administrative expenses increased for the nine months ended September 30, 1997 compared to the same period in 1996 due to higher legal and accounting fees related to ongoing litigation. Property management fees increased during the nine and three months ended September 30, 1997 due to the increase in revenues, as previously discussed.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income increased due to higher cash balances during the nine and three months ended September 30, 1997 as compared to the same periods in 1996. Other income decreased during the nine and three months ended September 30, 1997 compared to 1996 due to fewer ownership transfers, which result in transfer fees received by the Partnership.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to financial statements for a description thereof.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997


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

         (b)      Reports on Form 8-K:

                  Current report on Form 8-K dated August 7, 1997 Current report on Form 8-K dated September 19, 1997

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30,1997



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



                                         High Equity Partners L.P. - Series 88


                                    By:   Resources High Equity, Inc.
                                          Managing General Partner





Dated: November 14, 1997            By:   /S/  Richard Sabella
                                          --------------------
                                          Richard Sabella
                                          President
                                          (Duly Authorized Officer)




Dated: November 14, 1997            By:   /S/  Kevin Reardon
                                          ------------------
                                          Kevin Reardon
                                          Vice President, Secretary
                                          and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)