Form 10-K
period 1997-12-31
HIGH EQUITY PARTNERS L P SERIES 88
filed 1998-04-15
CIK 831574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1997

                                       OR

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______to _______

                         Commission file number: 0-16855

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                           13-3394723
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

                   411 West Putnam Avenue, Greenwich CT 06830
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (203) 862-7444

          Securities registered pursuant to Section 12(b) of the Act:


             None                                        None
--------------------------------------------------------------------------------
   (Title of each class)             (Name of each exchange on which registered)


Securities registered pursuant to Section 12(g) of the Act:


              Units of Limited Partnership Interest, $250 Per Unit
--------------------------------------------------------------------------------
                                (Title of class)


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

                  As  of  March  15,   1998,   the   Partnership   had  invested
substantially all of its total adjusted net proceeds available for investment after establishing a working capital reserve in the properties described below.

                  The Partnership's property investments which contributed more than 15% of the Partnership's total gross revenues were as follows: in 1997, Tri-Columbus, Sunrise, Livonia, Melrose II, and 568 Broadway represented 23%, 18%, 18%, 17% and 15% of gross revenues, respectively; in 1996, TMR Warehouses, Sunrise, Livonia and 568 Broadway represented approximately 29%, 24%, 19%, and 16% of gross revenues, respectively; in 1995, TMR Warehouses, Sunrise and Livonia Plaza represented approximately 27.3%, 19.6%, and 18.4%, respectively.

                  The Partnership owned the following properties as of March 15, 1998:

                  (1) TMR Warehouses. On September 15, 1988, Tri-Columbus Associates ("Tri-Columbus"), a joint venture comprised of the Partnership, High Equity Partners L.P. - Series 86 ("HEP-86"), and IR Columbus Corp., a wholly-owned subsidiary of Integrated ("Columbus Corp."), purchased the fee simple interest in three warehouses (the "TMR Warehouses") located in Columbus, Ohio. The Partnership originally purchased a 58.68% interest in Tri-Columbus on September 15, 1988. On June 29, 1990, the Partnership closed in escrow on the purchase of an additional 20.66% interest in Tri-Columbus. The Partnership purchased the additional joint venture interest from Columbus Corp. at approximately 86% of Columbus Corp.'s original cost, pursuant to a right of first refusal contained in the joint venture agreement. Due to Integrated's bankruptcy, the transaction was submitted to the bankruptcy court for review, the approval of the bankruptcy court was obtained on September 6, 1990 and the funds were released from escrow. Purchase of this additional 20.66% interest increased the Partnership's interest in Tri-Columbus from 58.68% to 79.34%. The remaining 20.66% is held by HEP-86.

                  The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively. As of January 1, 1998 and 1997, the Orange and Grove City buildings were each 100% leased to a single tenant. As of January 1, 1998, the Hilliard property was 74% leased compared to 100% as of January 1, 1997. The Volvo/GM Heavy Truck lease covering 583,000 square feet in Orange Township extended its lease in 1997. The lease with Micro Electronics for 175,000 square feet at the Hilliard property expires in August 1998 and the lease is not expected to be renewed.

                  The TMR Warehouses compete with numerous other warehouses in the market area.


                  (2) Melrose Crossing Shopping Center - Phase II. On February 3, 1989, the Partnership purchased the fee simple interest in Phase II of the Melrose Crossing Shopping Center ("Melrose-Phase II"). Melrose-Phase II, located in Melrose Park, Illinois, previously consisted of a 24,232 square foot retail store that had been leased to Highland Appliance, located on a parcel totaling
7.02 acres. Highland Appliance vacated in January 1992.

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

                  On October 12, 1995, Handy Andy filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. On March 7, 1996, Handy Andy closed its store at Melrose-Phase II and rejected its lease. In April 1997, the Partnership received $1,539,748 pursuant to a proof-of-claim filed in connection with the bankruptcy.

                  (3) Sunrise Marketplace. On February 15, 1989, the Partnership purchased the fee simple interest in Sunrise Marketplace ("Sunrise"), a 176,765 square foot neighborhood shopping center in Las Vegas , Nevada. The center is situated on 15.15 acres of land at the northeast corner of Nellis Boulevard and Stewart Avenue. Sunrise was 99% leased as of January 1, 1998 compared to 94% at January 1, 1997. There are no leases which represent at least 10% of the square footage of the center scheduled to expire during 1998.

                  The Partnership's legal action regarding the structural roof/truss problem was resolved in early 1998 and the Partnership received $370,000 in connection with the settlement. Repairs were completed during 1994 at a cost of approximately $350,000

                  The renovation of Sunrise in late 1994 positioned the center to compete with other properties in its primary trade market and new development has been limited to free standing buildings at strategic locations. Rental rates have remained stable.

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

                  The Properties, which were substantially completed in October 1984 (Georgia), December 1988 (Minnesota), February 1983 (Indiana) and May 1988
(Ohio), have been 100% leased since completion. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1998.

                  (5) Livonia Plaza. On June 28, 1989, the Partnership purchased a fee simple interest in Livonia Plaza, a shopping center that was completed in December 1989, located in Livonia, Michigan.

                  Livonia Plaza is a 120,652 square foot neighborhood shopping center situated on a 12.16 acre site near the intersection of Five Mile Road and Bainbridge Avenue in Livonia, a western suburb of Detroit. Immediate competition for the center is a 78,000 square foot shopping center located across the street and another nearby 75,000 square foot shopping center. Livonia Plaza was 100% leased as of January 1, 1998 and January 1, 1997. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 1998.

                  In October 1996, the Partnership signed an agreement to expand the Kroger store which opened during 1997. The cost of the expansion was paid by Kroger and it has agreed to extend its lease for a new 20 year term. This expansion is expected to enhance the rental rates on the small store space and increase customer flow through the shopping center.

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

                  568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 100% leased as of January 1, 1998 and January 1, 1997. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1998.

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

                  The Partnership does not have any employees. NorthStar Presidio Management Company LLC performs accounting, secretarial, transfer and administrative services for the Partnership. See Item 10, "Directors and Executive Officers of the Registrant", Item11, "Executive Compensation", and
Item 13, "Certain Relationships and Related Transactions".

Forward-looking Statements

                  Certain   statements   made  in  this  report  may  constitute
"forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include statements regarding the intent, belief or current expectations of the Partnership and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing, adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.


Item 2.           Properties

                  A description of the Partnership's  properties is contained in
Item 1 above (see Schedule III to the financial statements for additional information with respect to the properties).

Item 3.           Legal Proceeding

                  The Broadway Joint Venture is currently involved in litigation with a number o present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counterclaims seeking monetary damages. The plaintiffs' allegations include, but are not limited to, claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages of in excess of $20 million plus additional damages of an indeterminate amount. The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgment in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the Broadway Joint Venture will prevail in those actions as well.

                  A former retail tenant of 568 Broadway (Galix Shops Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of The State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The plaintiffs alleged that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further alleged that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjutified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of their property. The suit seeks a judgment requiring removal of the sidewalk shed, compensatory damages of $20 million and punitive damages of $10 million. The Partnership believes that this suit is meritless and intends to vigorously defend it.

                  On or about May 11, 1993 High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, was advised of the existence of an action (the "California Action') in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint") on behalf of a class consisting of all of the purchasers of limited partnership interests in HEP-86, the Partnership and Integrated Resources High Equity Partners, Series 85 ("HEP-85"), another affiliated partnership.

                  On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the Managing General Partner of the Partnership and HEP-85 and the Investment General Partner of HEP-86; the Administrative General Partner of HEP-86 (the "General Partners"); a subsidiary of the indirect corporate parent of the General Partners; and the indirect corporate parent of the General Partners. The Consolidated Complaint alleged various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the General Partners caused a waste of HEP partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the General Partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP partnerships for the purposes for which they are intended; that the General Partners acted improperly to enrich themselves in their position of control over the HEP partnerships and that their actions prevent non-affiliated entities from making and completing tender offers to purchase units in the HEP partnerships; that by refusing to seek the sale of the HEP partnerships' properties, the General Partners diminished the value of the limited partners' equity in the HEP partnerships; that the General Partners took a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

                  The Court entered an order on January 14, 1997 rejecting the settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. On February 24, 1997, the Court granted the request of one plaintiffs' law firm to withdraw as class counsel. Thereafter, in June 1997, the plaintiffs again amended their complaint (the "Second Amended Complaint"). The Seconded Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, for negligent misrepresentation, or for negligence. The defendants served answers denying the allegations and asserting numerous affirmative defenses. In February 1998, the Court certified three plaintiff classes consisting of current unit holders in each of the three HEP partnerships. On March 11, 1998, the Court stayed the California Action temporarily to permit the parties to engage in renewed settlement discussions.

                  The General Partners believe that each of the claims asserted in the Second Amended Complaint are meritless and intend to continue to vigorously defend the California Action. It is impossible at this time to predict what the defense of the California Action will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

                  The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1997, the General Partners had billed the Partnership a total of $1,039,511 for these costs $824,511 of which was paid in February 1997.

                  On February 6,1998, Everest Investors 8, LLC ("Everest") commenced an action in the Superior Court of the State of California for the County of Los Angeles (Case No. BC 185554), against, among others, the HEP partnerships, Resources Pension Shares 5 LP (an affiliated partnership), the general partners of each of the partnerships, and DCC Securities Corp. In the action, Everest alleged, among other things, that the partnerships and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (a) directing the recognition of transfers to Everest of the Everest Tender Units and the admission of Everest as a limited partner with respect to the Everest Tender Units and (b) enjoining the transfer of the Everest Tender Units to any either party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference with contractual relations. Everest's motion for a temporary restraining order was denied on February 6, 1998. A hearing on Everest's application for a preliminary injunction had been scheduled for February 26, however, on February 20, 1998, Everest asked the Court to take its application off calendar. The defendants served answers denying the allegations and asserting numerous affirmative defenses. Merits discovery has commenced. The partnerships and the general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

                  On March 27, 1998, Everest commenced an action in the United States District Court for the Central District of California against, among others, the general partners of the HEP partnerships. In the action, Everest alleged, among other things, various violations of the Williams Act Section 14(d) of the Securities Exchange Act of 1934 in connection with the general partners' refusal to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to the Everest tender offers and the letters sent by the general partners to the limited partners advising them of the general partners' determination that the Everest tender offers violated applicable securities laws. The general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

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

                  As of March 15, 1998, there were 7,266 holders of Units of the Partnership, owning an aggregate of 371,766 Units (including 10 Units held by the initial limited partner).

                  Distributions per Unit of the Partnership for 1996 and 1997 were as follows:

Distributions for the                                 Amount of Distribution
Quarter Ended                                               Per Unit
-------------                                               --------

March 31, 1996                                                $1.75
June 30, 1996                                                 $1.75
September 30, 1996                                            $1.75
December 31, 1996                                             $1.75
March 31, 1997                                                $2.04
June 30, 1997                                                 $2.55
September 30, 1997                                            $2.55
December 31, 1997                                             $2.55

         The source of distributions and capital improvements in 1996 and 1997 was cash flow from operations. All distributions are in excess of accumulated undistributed net income and, therefore, represent a return of capital to investors on a generally accepted accounting principles basis. There are no material restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations" for a discussion of factors which may affect the Partnership's ability to pay distributions.

         Pursuant to an agreement dated as of March 6, 1998 among Presidio Capital Corp., American Real Estate Holding L.P. and Olympia Investors L.P. (the "Purchaser"), on March 12, 1998, the Purchaser commenced a tender offer to purchase up to 40% of the outstanding units of limited partnership interest at a purchase price of $117.00 per unit.

         The agreement provides, among other things, for: (i) the Purchaser's tender offers for up to 40% of the outstanding units of limited partnership interest of the Partnership and of Integrated Resources High Equity Partners, Series 85 and High Equity Partners L.P. - Series 86 (collectively, the "Partnerships") and the cooperation of the general partners of the Partnerships (collectively, the "General Partners") to facilitate such offers (including furnishing the Purchaser with limited partner lists for use in connection with the tender offers and taking a neutral stance with respect to the tender offers) and the transfer of tendered units to the Purchaser without transfer fees; (ii) an agreement by the Purchaser and its affiliates to limit their acquisition of units to those acquired in the tender offers and to limit their acquisition of assets or properties of the Partnerships to properties or assets the General Partners or their affiliates have publicly announced their intention to sell or in respect of which they have hired a broker; (iii) an agreement by the Purchaser and its affiliates not to (A) seek the removal of the General Partners or call any meeting of limited partners of the Partnerships; (B) make any proposal to or seek proxies from limited partners of the Partnerships; or (C) act, either alone or in concert with others, to seek to control the management, policies or affairs of the Partnerships or to effect any business combination or other extraordianry transactions with the Partnerships or the General Partners;
(iv) an agreement by the Purchaser and its affiliates to vote all units owned by them in favor of a proposal, if any, by the General Partners resulting in limited partners receiving securities listed on NASDAQ or a national securities exchange; (v) the Purchaser's grant to an affiliate of the General Partners of an option to purchase 50% of the units acquired in the offers at a price equal to the lesser of the price paid by the Purchaser or $117.00 per unit (except that this limitation does not apply, if the purchase price in the offer is increased to more than $124.13 in response to a competing bid), plus 50% of the Purchaser's costs associated with the offer; (vi) the grant to that same affiliate of the General Partners of a similar option to purchase 50% of the units in the other Partnerships acquired pursuant to the tender offers; and
(vii) an agreement pursuant to which either party can initiate so-called "buy/sell" procedures by notifying the other of a specified price per unit (not to exceed the then current net asset value of the units) and the other terms and conditions on which the non-initiating party would then be requried to elect (subject to certain exceptions) either to buy the units acquired in connection with the tender offer from the initiating party or to sell the units to the initiating party. The agreements of the Purchaser and its affiliates described in clauses (ii), (iii), and (iv) above expire on March 6, 2001, but may expire earlier under certain circumstances.

         On March 25, 1998, the Partnership advised its limited partners of its neutral stance on the offer.

Item 6.           Selected Financial Data.


                                                                      For the years ended December 31
                                --------------------------------------------------------------------------------------------------
                                   1997                    1996                    1995                   1994              1993
                                ----------              ----------            -----------              ----------       ----------
     Revenues                  $ 9,189,172             $ 7,759,188            $7,422,184              $ 7,124,114      $ 6,919,383
     Net Income (Loss)           3,708,687               2,152,172            (7,260,499)2              2,439,021          797,118 1
     Net Income (Loss)
         Per Unit                     9.48                    5.50                 (18.55)                   6.23             2.04
     Distributions
         Per Unit3                    9.69                    7.00                    7.00                   7.00             7.00

     Total Assets               56,296,853              56,381,690              56,305,498             66,210,947       66,493,618

---------
(1) Net income for the year ended December 31, 1993 includes a write-down for impairment on 568 Broadway of $398,700, or $1.02 per Unit. Also included in net income for 1993 is a Loss on Abandonment of $839,202, or $2.38 per Unit, in connection with razing the former structure on the Melrose-Phase II site.

(2) Net loss for the year ended December 31, 1995 includes a write-down for impairment on 568 Broadway, Sunrise and Melrose-Phase II in the aggregate amount of $10,042,900 or $25.66 per Unit.

(3) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.


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

                  The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1997, all capital expenditures and all distributions were funded from cash flow from operations. As of December 31, 1997, total remaining working capital reserves amounted to approximately $4,402,000. The Partnership intends to distribute less than all of its future cash flow from operations in order to maintain adequate working capital reserves for capital improvements and capitalized lease procurement costs. If real estate market conditions deteriorate in areas where the Partnership's properties are located, there is substantial risk that future cash flow distributions may be reduced. Working capital reserves are temporarily invested in short-term instruments and are expected, together with operating cash flow, to be sufficient to fund anticipated capital improvements to the Partnership's properties.

                  During the year ended December 31, 1997, cash and cash equivalents increased $1,186,521 as a result of cash flows from operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $4,780,276 for the year ended December 31, 1997. The Partnership used $114,807 for capital expenditures related to capital and tenant improvements to the properties and $3,478,948 for distributions to partners for the year ended December 31, 1997. During 1997, the Partnership received a non-recurring payment of approximately $1.5 million pursuant to the bankruptcy settlement of Handy Andy, the sole tenant at Melrose II. The space formerly occupied by Handy Andy was vacant in 1997 and produced no rental revenues.

                  The following table sets forth for each of the last three fiscal years, the amount of the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:


          Capital Improvements and Capitalized Tenant Procurement Costs

                                      1997              1996             1995
                                  ----------        ----------        ----------
568 Broadway .............        $   48,217        $  132,801        $  422,783
Sunrise ..................             7,068           308,903           606,835
Livonia Plaza ............           111,358             7,818           251,490
Melrose-Phase II .........            93,728             2,100                 0
TMR Warehouse ............            13,902            15,174            64,969
Super Valu ...............                 0                 0                 0
                                  ----------        ----------        ----------
TOTALS ...................        $  274,273        $  466,796        $1,346,077
                                  ==========        ==========        ==========


         The Partnership has budgeted expenditures for capital improvements and capitalized tenant procurement costs in 1998 which is expected to be funded from cash flow from operations. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

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

Real Estate Market

                  The real estate market has begun to recover from the effects of the substantial decline in the market value of existing properties. However, market values have been slow to recover, and high vacancy rates continue to exist in some areas. Technological changes are also occurring which may reduce the office space needs of many users. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at continued risk.

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

                  All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment write-downs in 1995 and prior years. Improvements in the real estate market and in the properties operations resulted in no write-downs for impairment being needed in 1996 or 1997.

                  The following table represents the write-downs for impairment recorded on the Partnership's properties.



  Property                                         1995                  Prior
  --------                                         ----                  -----
568 Broadway .......................           $ 1,461,900           $ 4,695,800
Sunrise ............................             5,700,000             2,800,000
Livonia Plaza ......................                     0             2,100,000
Melrose-Phase II ...................             2,881,000                     0
                                               -----------           ----------
                                               $10,042,900           $ 9,595,800
                                               ===========           ===========

The details of each 1995 write-down are as follows:


568 Broadway

                  During 1995, significantly greater capital improvement expenditures than were previously anticipated were required in order to render 568 Broadway more competitive in the New York market. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined than an impairment existed. Management estimated the property's fair value in order the determine the write-down for impairment. Because the estimate of fair value using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate yielded a result which, in management's opinion, was lower than the property's value in the marketplace, the property was valued using sales of comparable buildings which indicated a fair value of $45 per square foot. This fair value estimate resulted in a $6,600,000 write-down for impairment in 1995, of which the Partnership's share was $1,461,900.

Sunrise

                  Despite the maintenance of high occupancy rates, actual income levels at Sunrise during 1995 did not meet previously projected levels due to lower market rental rates. In addition, expenses and capital expenditures were both in excess of previously anticipated amounts. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $5,700,000 write-down for impairment in 1995.

Melrose-Phase II

                  In October 1995, the Partnership was notified that Handy Andy filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Subsequently, Handy Andy closed its store and the lease was rejected by Handy Andy as debtor-in-possession in March 1996. Management determined that an impairment existed at Melrose II due to the reduction in the estimated cash flows. Management estimated the property's fair value, using expected cash flows discounted at 13% over 10 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $2,881,000 write-down for impairment in 1995.

Results of Operations

  1997 vs. 1996

                  The Partnership experienced an increase in net income for the year ended December 31, 1997 compared to 1996 primarily due to an increase in rental revenues and interest income during 1997.

                  Rental revenue increased during the year ended December 31, 1997 as compared to the prior year, primarily due to the approximately $1.5 million received in April, 1997 pursuant to the bankruptcy settlement of Handy Andy, the sole tenant at Melrose II. During 1997, increases in revenue at 568 Broadway and Livonia due to higher rental rates were offset by lower revenues at Tri-Columbus and Sunrise resulting from tenant departures and lower cost reimbursements from tenants, respectively.

Costs and expenses decreased slightly for the year ended December 31, 1997 compared to 1996. Administrative expenses for the year ended December 31, 1997 decreased, as legal and accounting fees related to ongoing litigation and the HEP reorganization were higher in 1996. Operating expenses increased during the year ended December 31, 1997 due primarily to increases in real estate taxes and repair and maintenance expenses. Overall real estate tax expense was higher at 568 Broadway in 1997 due to the significant refunds received in 1996 which offset the annual tax payments. Higher repair and maintenance costs at Sunrise were due to insurance proceeds that were received in 1996, offsetting previously incurred costs. Property management fees increased during the year ended December 31, 1997 due to the increase in revenues, as previously discussed.

                  Interest income increased due to higher rates and higher invested balances during the year ended December 31, 1997 as compared to 1996. Other income decreased during 1997 compared to 1996 due to fewer ownership transfers.


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

Year 2000 Compliance

                  The Partnership's accounting, administrative and property management services are provided by affiliates of the General Partners. Those affiliates have and will continue to make certain investments in their software systems and applications to ensure that they are year 2000 compliant. The Partnership's management believes that the financial impact to the Partnership of ensuring its year 2000 compliance has not been and is not anticipated to be material to the Partnership's financial position or results of operations.

Item 8.            Financial Statements and Supplementary Data.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                    I N D E X


Independent Auditors' report....................................................

Financial statements, years ended December 31, 1997, 1996 and 1995

                  Balance Sheets................................................

                  Statements of Operations......................................

                  Statements of Partners' Equity................................

                  Statements of Cash Flows......................................

Notes to Financial Statements...................................................

INDEPENDENT AUDITORS' REPORT


To the Partners of High Equity Partners L.P. - Series 88

We have audited the accompanying balance sheets of High Equity Partners L.P. - Series 88 (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Equity Partners L.P. - Series 88 at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
March 27, 1998
New York, NY

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                                 BALANCE SHEETS


                                                               December 31,
                                                       ----------------------------
                                                           1997            1996
                                                       -----------     -----------
ASSETS

Real Estate ......................................     $48,282,393     $49,566,804
Cash and cash equivalents ........................       6,540,252       5,353,731
Other assets .....................................       1,280,167       1,372,081
Receivables ......................................         194,041          89,074
                                                       -----------     -----------

TOTAL ASSETS .....................................     $56,296,853     $56,381,690
                                                       ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Distributions payable ............................     $   997,899     $   684,832
Accounts payable and accrued expenses ............         761,559         508,257
Due to affiliates ................................         584,780       1,152,658
                                                       -----------     -----------

Total liabilities ................................       2,344,238       2,345,747
                                                       -----------     -----------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (371,766 units issued and
outstanding)......................................      51,254,962      51,334,121

General partners' equity .........................       2,697,653       2,701,822
                                                       -----------     -----------

Total partners' equity ...........................      53,952,615      54,035,943
                                                       -----------     -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY ...........     $56,296,853     $56,381,690
                                                       ===========     ===========

                        See notes to financial statements

                                 HIGH EQUITY PARTNERS L.P. - SERIES 88

                                       STATEMENTS OF OPERATIONS



                                                               For the Years Ended December 31,
                                                       ----------------------------------------------
                                                            1997             1996             1995
                                                       -----------      -----------      ------------
Rental Revenue ...................................     $  9,189,172     $  7,759,188     $  7,422,184
                                                       ------------     ------------     ------------
Costs and Expenses:

                  Operating expenses .............        1,901,434        1,799,966        1,819,076

                  Depreciation and amortization ..        1,570,724        1,551,738        1,548,105

                  Partnership asset management fee          880,404          880,404          880,404

                  Administrative expenses ........        1,157,958        1,354,895          441,016

                  Property management fee ........          305,203          246,908          186,235

                  Write-down for impairment ......             --               --         10,042,900
                                                       ------------     ------------     ------------
                                                          5,815,723        5,833,911       14,917,736
                                                       ------------     ------------     ------------

Income (loss) before interest
  and other income ...............................        3,373,449        1,925,277       (7,495,552)

                  Interest income ................          298,543          175,866          198,580

                  Other income ...................           36,695           51,029           36,473
                                                       ------------     ------------     ------------
Net Income (loss) ................................     $  3,708,687     $  2,152,172     $ (7,260,499)
                                                       ============     ============     ============

Net income (loss) attributable to:

                  Limited partners ...............     $  3,523,253     $  2,044,563     $ (6,897,474)
                  General partners ...............          185,434          107,609         (363,025)
                                                       ------------     ------------     ------------
Net Income (loss) ................................     $  3,708,687     $  2,152,172     $ (7,260,499)
                                                       ============     ============     ============

Net income (loss) per unit of limited
  Partnership  interest (371,766 units
  Outstanding) ...................................     $       9.48     $       5.50     $     (18.55)
                                                       ============     ============     ============

                                   See notes to financial statements

                                 HIGH EQUITY PARTNERS L.P. - SERIES 88

                                     STATEMENT OF PARTNERS' EQUITY


                                                       General            Limited
                                                      Partners'          Partners'
                                                       Equity             Equity             Total
                                                   ------------       ------------       ------------


Balance, January 1, 1995 ....................      $  3,231,170       $ 61,391,756       $ 64,622,926

Net loss ....................................          (363,025)        (6,897,474)        (7,260,499)

Distributions as a return of capital
   ($7.00 per limited partnership unit) .....          (136,966)        (2,602,362)        (2,739,328)
                                                   ------------       ------------       ------------

Balance, December 31, 1995 ..................         2,731,179         51,891,920         54,623,099

Net Income ..................................           107,609          2,044,563          2,152,172

Distributions as a return of capital
($7.00 per limited partnership unit) ........          (136,966)        (2,602,362)        (2,739,328)
                                                   ------------       ------------       ------------

Balance, December 31, 1996 ..................         2,701,822         51,334,121         54,035,943

Net Income ..................................           185,434          3,523,253          3,708,687

Distribution as a return of capital
($9.69 per limited partnership unit) ........          (189,603)        (3,602,412)        (3,792,015)
                                                   ------------       ------------       ------------

Balance, December 31, 1997 ..................      $  2,697,653       $ 51,254,962       $ 53,952,615
                                                   ============       ============       ============

                                   See notes to financial statements

                                 HIGH EQUITY PARTNERS L.P. - SERIES 88

                                       STATEMENTS OF CASH FLOWS


                                                                     For the Years Ended December 31,
                                                            -------------------------------------------------
                                                                 1997              1996              1995
                                                            ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .....................................     $  3,708,687      $  2,152,172      $ (7,260,499)
Adjustments to reconcile net income
  (loss) to net cash provided by operating activities:
                  Write down for impairment ...........             --                --          10,042,900
                  Depreciation and amortization .......        1,570,724         1,551,738         1,548,105
                  Straight line adjustment for stepped
                     lease rentals ....................          104,413            73,951           (28,149)
Changes in assets and liabilities:
                  Accounts payable and accrued expenses          253,303          (187,720)          135,713
                  Receivables .........................         (104,967)          195,656          (193,333)
                  Due to affiliates ...................         (567,878)          851,068           (41,335)
                  Other assets ........................         (184,006)         (151,620)         (374,869)
                                                            ------------      ------------      ------------

Net cash provided by operating activities .............        4,780,276         4,485,245         3,828,533
                                                            ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Improvements to real estate ...........................         (114,807)         (290,734)         (953,047)
                                                            ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Distribution to partners ..............................       (3,478,948)       (2,739,328)       (2,739,328)
                                                            ------------      ------------      ------------

Increase in Cash and Cash Equivalents .................        1,186,521         1,455,183           136,158

Cash and Cash Equivalents, Beginning of Year ..........        5,353,731         3,898,548         3,762,390
                                                            ------------      ------------      ------------

Cash and Cash Equivalents, End of Year ................     $  6,540,252      $  5,353,731      $  3,898,548
                                                            ============      ============      ============

See notes to financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


1.                ORGANIZATION

                  High Equity Partners L.P. - Series 88 (the "Partnership"), a limited partnership, was formed on February 24, 1987 under the Uniform Limited Partnership Laws of the State of Delaware, for the purpose of investing in, holding and operating income-producing real estate. The Partnership will terminate on December 31, 2017 or sooner, in accordance with the terms of the partnership agreement. The Partnership invested in four shopping centers and two office/industrial properties, none of which were encumbered by debt.

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

                  Cash and cash equivalents

                  For purposes of the statements of cash flows, the Partnership considers all short-term investments, which have maturities of three months or less from the date of issuance, to be cash equivalents.

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Depreciation

                  Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less write-downs, if any. Tenant improvements are amortized over the applicable lease term.

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

                  Net income (loss) and distributions per unit of limited partnership interest

                  Net income (loss) and distributions per unit of limited partnership interest is calculated based upon the number of units outstanding (371,766), for each of the years ended December 31, 1997, 1996 and 1995.

                  Recently issued accounting pronouncements

                  The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information: establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. These two standards are effective for the Partnership's 1998 financial statements, but the Partnership does not believe that they will have any effect on the Partnership's computation or presentation of net income or other disclosures.

                  The implementation in 1997 of FASB Statement No. 128, "Earnings per Share" and Statement No. 129, "Disclosure of Information about capital Structure" effective for the Partnership's 1997 year-end financial statements did not have any impact on the Partnership financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


3.                CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

                  Resources High Equity, Inc., the Managing General Partner, is a wholly owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the "General Partners"). Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in business that may be in competition with the Partnership.
                  Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all the shares of the General Partners. On August 28,1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated which other acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners.

                  On November 2, 1997 the Administrative Services Agreement with Wexford Management LLC ("Wexford"), the administrator for Presidio, expired pursuant to its terms. Pursuant to that agreement, Wexford had authority to designate directors of the General Partners. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio, and its direct and indirect subsidiaries and affiliates. Effective November 3, 1997, Wexford and Presidio entered into an Administrative Services Agreement dated as of November 3, 1997 (the "ASA"). The ASA provides that Wexford will continue to provide consulting and administrative services to Presidio and its affiliates for a term of six months. During the year ended December 31, 1997 and 1996, reimbursable expenses paid to Wexford by the Partnership amounted to $42,997 and $81,036, respectively.

                  The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the years ended December 31, 1997, 1996 and 1995, Resources Supervisory was entitled to receive $305,203, $246,908, and $186,235, in total, of which $108,247, $120,387, and $69,405 was paid to unaffiliated management companies, respectively.

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

                  For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the years ended December 31, 1997, 1996 and 1995 the Managing General Partner earned $880,404.

                  The general partners are allocated 5% of the net income (losses) of the Partnership, which amounted to $185,434, $107,609, and $(363,025) in 1997, 1996 and 1995, respectively.
                  The  General  Partners  are also  entitled  to  receive  5% of distributions, which amounted to $189,603, $136,966 and $136,966 in the years ended December 31, 1997, 1996 and 1995, respectively.

                  During the liquidation stage of the Partnership, the Managing General Partner or an affiliate may be entitled to receive certain fees which are subordinated to the limited partners receiving their original invested capital and certain specified minimum returns on their investments. All fees received by the General Partners are subject to certain limitations as set forth in the Partnership Agreement.

                  During July 1996 through March 1998, Millennium Funding IV Corp., a wholly owned indirect subsidiary of Presidio, contracted to purchase 47,270 units of the Partnership from various limited partners, which represents approximately 12.7% of the outstanding limited partnership units of the Partnership. During 1997, distributions in the amount of $15,536 were received by Millennium Funding IV Corp. related to these units.

                  Pursuant to an agreement dated as of March 6, 1998 among Presidio, American Real Estate Holding L.P. and Olympia Investors L.P. (the "Purchaser"), on March 12, 1998, the Purchaser commenced a tender offer to purchase up to 40% of the outstanding units of limited partnership interest at a purchase price of $117.00 per unit.


4.                REAL ESTATE

                  Management recorded write-downs for impairment totaling $10,042,900 in 1995. No write-downs were required for the years ended December 31, 1996 or 1997. The details of write-downs recorded in 1995 are as follows:

                  During 1995, significantly greater capital improvement expenditures than were previously anticipated were required in order to render 568 Broadway more competitive in the New York market. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value in order the determine the write-down for impairment. Because the

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


4.                REAL ESTATE (CONTINUED)

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

                  Despite the maintenance of high occupancy rates, actual income levels at Sunrise during 1995 did not meet previously projected levels due to lower market rental rates. In addition, expenses and capital expenditures were both in excess of previously anticipated amounts. Because the estimate of undiscounted cash flows prepared in 1995 yielded a result lower than the asset's net carrying value, management determined that an impairment existed. Management estimated the property's fair value, using expected cash flows discounted at 13% over 15 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $5,700,000 write-down for impairment in 1995.

                  In October 1995, the Partnership was notified that Handy Andy filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Subsequently, Handy Andy closed its stores and the lease was rejected by Handy Andy as debtor-in-possession in March 1996. Management determined that an impairment existed at Melrose II due to the reduction in the estimated future cash flows. Management estimated the property's fair value, using expected cash flows discounted at 13% over 10 years and an assumed sale at the end of the holding period using a 10% capitalization rate, in order to determine the write-down for impairment. This fair value estimate resulted in a $2,881,000 write-down for impairment in 1995.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


4.                REAL ESTATE (CONTINUED)

                  The following table is a summary of the Partnership's real estate as of:

                                                         December 31,
                                               ---------------------------------
                                                    1997                1996
                                               ------------        ------------
Land ...................................       $  8,040,238        $  8,040,238
Buildings and Improvements .............         53,338,898          53,224,091
                                               ------------        ------------
                                                 61,379,136          61,264,329

Less: Accumulated depreciation .........        (13,096,743)        (11,697,525)
                                               ------------        ------------
                                               $ 48,282,393        $ 49,566,804
                                               ============        ============

                  The following is summary of the Partnership's share of anticipated future receipts under noncancellable leases:

                                                            Year Ending December 31,
                      1998           1999           2000            2001            2002        Thereafter           Total
                 -----------     -----------     -----------     -----------     -----------     -----------     -----------
                 $ 5,653,000     $ 4,774,000     $ 4,369,000     $ 4,086,000     $4,006,000      $10,312,000     $33,200,000
                 ===========     ===========     ===========     ===========     ===========     ===========     ===========

5.                DISTRIBUTIONS PAYABLE

                                                                December 31,
                                                         -----------------------
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
                                                         ========       ========

Such distributions were paid in subsequent quarters.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


 6.                DUE TO AFFILIATES

                                                                   December 31,
                                                              ----------------------
                                                                 1997         1996
                                                              --------    ----------
Partnership asset management fee ........................     $220,101    $  220,101
Reorganization and litigation cost reimbursement (Note 7)      215,000       824,511
Property management fee .................................       99,679        58,046
Partnership administration fee ..........................       50,000        50,000
                                                              --------    ----------
                                                              $584,780    $1,152,658
                                                              ========    ==========

                  Such amounts were paid in subsequent quarters.

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

 7.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

c) On or about May 11, 1993 High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, was advised of the existence of an action (the "California Action') in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint") on behalf of a class consisting of all of the purchasers of limited partnership interests in HEP-86, the Partnership and Integrated Resources High Equity Partners, Series 85 ("HEP-85"), another affiliated partnership.

                  On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the Managing General Partner of the Partnership and HEP-85 and the Investment General Partner of HEP-86; the Administrative General Partner of HEP-86 (the "General Partners"); a subsidiary of the indirect corporate parent of the General Partners; and the indirect corporate parent of the General Partners. The Consolidated Complaint alleged various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the General Partners caused a waste of the HEP partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the General Partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP partnerships for the purposes for which they are intended; that the General Partners acted improperly to enrich themselves in their position of control over the HEP partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units in the HEP partnerships; that by refusing to seek the sale of the HEP partnerships' properties, the General Partners diminished the value of the limited partners' equity in the HEP partnerships; that the General Partners took a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

                  The Court entered an order on January 14, 1997 rejecting the settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. On
                  February  24,  1997,  the Court  granted  the  request  of one

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

 7.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  plaintiffs' law firm to withdraw as class counsel. Thereafter, in June 1997, the plaintiffs again amended their complaint (the "Second Amended Complaint"). The Seconded Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, for negligent misrepresentation, or for negligence. The defendants served answers denying the allegations and asserting numerous affirmative defenses. In February 1998, the Court certified three plaintiff classes consisting of current unit holders in each of the three HEP partnerships. On March 11, 1998, the Court stayed the California Action temporarily to permit the parties to engage in renewed settlement discussions.

                  The General Partners believe that each of the claims asserted in the Second Amended Complaint are meritless and intend to continue to vigorously defend the California Action. It is impossible at this time to predict what the defense of the
                  California Action will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

                  The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1997, the General Partners had billed the Partnership a total of $1,039,511 for these costs $824,511 of which was paid in February 1997.

d) On February 6, 1998, Everest Investors 8, LLC ("Everest") commenced an action in the Superior Court of the State of California for the County of Los Angeles (Case No. BC 185554), against, among others, the HEP partnerships, Resources Pension Shares 5 LP (an affiliated partnership), the general partners of each of the partnerships and DCC Securities Corp. In the action, Everest alleged, among other things, that the partnerships and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (a) directing the recognition of transfers to Everest of the Everest Tender Units and the admission of Everest as a limited partner with respect to the Everest Tender Units and (b) enjoining the transfer of the Everest Tender Units to any either party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference with contractual relations. Everest's motion for a temporary restraining order was denied on February 6, 1998. A hearing on Everest's application for a preliminary injunction had been scheduled

                     HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

7.                COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  for February 26, however, on February 20, 1998, Everest asked the Court to take its application off calendar. The defendants served answers denying the allegations and asserting numerous affirmative defenses. Merits discovery has commenced. The partnerships and the general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

                  On March 27, 1998, Everest commenced an action in the United States District Court for the Central District of California against, among others, the general partners of the HEP partnerships. In the action, Everest alleged, among other things, various violations of the Williams Act Section 14(d) of the Securities Exchange Act of 1934 in connection with the general partners' refusal to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to the Everest tender offers and the letters sent by the general partners to the limited partners advising them of the general partners' determination that the Everest tender offers violated applicable securities laws. The general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

8. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING

                  The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery and modified accelerated cost recovery systems, which are not in accordance with generally accepted accounting principles. The following is a reconciliation of the net income (loss) per the financial statements to net taxable income.

                                                            Years Ended December 31,
                                               ------------------------------------------------
                                                    1997              1996              1995
                                               ------------      ------------      ------------
Net income (loss) per financial statements     $  3,708,687      $  2,152,172      $ (7,260,499)

Write-down for impairment ................             --                --          10,042,900

Tax depreciation in excess of financial
   Statement depreciation ................         (606,297)         (610,441)         (558,392)
                                               ------------      ------------      ------------
Net taxable income .......................     $  3,102,390      $  1,541,731      $  2,224,009
                                               ============      ============      ============

                  The   differences   between  the   Partnership's   assets  and
liabilities for tax purposes and financial reporting purposes are as follows:

                                                                         December 31
                                                                            1997
                                                                        ------------
Net assets per financial statements ...............................     $ 53,952,615

Write-down for impairment .........................................       19,638,700

Tax depreciation in excess of financial statement depreciation ....       (3,942,248)

Fair market value  step-up in  connection  with purchase of
joint venture interest not recognized for tax purposes.............          304,942

Organization costs not charged to partners' equity for tax purposes        2,788,171

Building and accumulated depreciation, tax basis, not charged to
loss on abandonment for tax purposes...............................        2,294,009
                                                                        ------------
Net assets per tax reporting ......................................     $ 75,036,189
                                                                        ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                   None.

                                    PART III

Item 10.           Directors and Executive Officers of the Registrant.

                  The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. The Managing General Partner is also the investment general partner of HEP-86 and is the managing general partner of HEP-85, both limited partnerships with investment objectives similar to those of the Partnership. The Associate General Partner is also a general partner in other partnerships affiliated with Presidio and whose investment such, objectives are similar to those of the Partnership. The Associate General Partner, in its capacity as does not devote any material amount of its business time and attention to the Partnership's affairs.

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

                  As of March 5, 1998, the names and ages of, as well as the positions held by, the officers and directors of the Managing General Partner are as follows

                                                                         Officer and/or
    Name                   Age         Position                          Director Since
    ----                   ---         --------                          --------------
W. Edward Scheetz           33         Director                           November 1997
David Hamamoto              38         Director                           November 1997
Richard Sabella             42         President, Director                November 1997
David King                  35         Executive VP, Director             November 1997
                                       Assistant Treasurer
Larry Schachter             41         Senior VP, CFO                     January 1998
Kevin Reardon               39         VP, Secretary, Treasurer,
                                       Director                           November 1997
Allan B. Rothschild         36         Executive VP                       December 1997
Marc Gordon                 33         VP                                 November 1997
Charles Humber              24         VP                                 November 1997
Adam Anhang                 24         VP                                 November 1997
Gregory Peck                23         Assistant Secretary                November 1997

W. Edward Scheetz co-founded NorthStar with David Hamamoto in July 1997 having previously been a partner at Apollo Real Estate Advisors L.P. since 1993. From 1989 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

David Hamamoto co-founded NorthStar with W. Edward Scheetz in July 1997, having previously been a partner and co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co., where he initiated the effort to build a real estate principal investment business in 1988 under the auspices of the Whitehall Funds.

Richard Sabella joined NorthStar in November 1997, having previously been the head of real estate and a partner at the law firm of Cahill, Gordon & Reindel since 1989. Mr. Sabella has also been associated with the law firms of Milgrim, Thomajian, Jacobs & Lee, P.C. and Cravath, Swaine & Moore.

David King joined NorthStar in November 1997, having previously been a Senior Vice President of Finance at Olympia & York Companies (USA). Prior to joining Olympia & York in 1990 Mr. King worked for Bankers Trust in its real estate finance group.

Larry Schachter joined NorthStar in January 1998, having previously held the position as Controller at CB Commercial/Hampshire, LLC from 1996 to 1997. Prior to joining CB, Mr. Schachter held the position of Controller at Goodrich Associates in 1996, and at Greenthal/Harian Realty Services Co. from 1992 to 1995. Mr. Schachter who holds a CPA, graduated from Miami University (Ohio).

Kevin Reardon joined NorthStar in October 1997, having previously held the position of Controller at Lazard Freres Real Estate Investors from 1996 to 1997. Prior to joining Lazard Freres, Mr. Reardon was the Director of Finance in charge of European expansion at the law firm of Dewey Ballantine from 1993 to 1996. Prior to 1993, Mr. Reardon held a financial position at Hearst-ABC-Viacom Entertainment Services. Mr. Reardon, who holds a CPA, graduated from Fordham University with a B.S. in accounting.

Allan B. Rothschild joined NorthStar in December 1997, having previously been the Senior Vice President and General Counsel of Newkirk Limited Partnership where he managed a large portfolio of net-leased real estate assets. Prior to joining Newkirk, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

Marc Gordon joined NorthStar in October 1997, having previously been a Vice President in the Real Estate Investment Banking Group at Merrill Lynch where he executed corporate finance and strategic transactions for public and private real estate ownership companies, including REITs, real estate service companies, and real estate intensive operating companies. Prior to joining Merrill Lynch in 1993, Mr. Gordon was in the Real Estate and Banking Group at the law firm of Irell & Manella. Mr. Gordon graduated from Dartmouth College with a A.B. in economics and also holds a J.D. from the UCLA School of Law.

Charles Humber joined NorthStar in September 1997, having previously worked for Merrill Lynch's Real Estate Investment Banking group from 1996 to 1997. Mr. Humber graduated from Brown University with a B.A. in international relations and organizational behavior and management.

Adam Anhang joined NorthStar in August 1997, having previously worked for the Atena Group's Russia and Former Soviet Union development team from 1996 to 1997. Mr. Anhang graduated from the Wharton School of the University of Pennsylvania with a B.S. in economics with concentration in finance and real estate.

Gregory Peck joined NorthStar in July 1997, having previously worked for the Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking group from 1996 to 1997. Prior to joining Morgan Stanley, Mr. Peck worked for Lazard Freres & Co., LLC in the Real Estate Investment Banking Group from 1994 to 1996. Mr. Peck graduated from Columbia College with an A.B. in mathematics and A.B. in economics.

                  All of the directors will hold office, subject to the bylaws of the Administrative General Partner or the Investment General Partner (as the case may be), until the next annual meeting of the stockholders of the Administrative General Partner or the Investment General Partner (as the case may be) and until their successors are elected and qualified.

                  There are no family relationships between any executive officer and any other executive officer or any director of the Administrative General Partner or the Investment General Partner.

                  Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate.

                  Many of the officers, directors and partners of the Investment General Partner, the Administrative General Partner and the Associate General Partner listed above are also officers and/or directors of the general partners of other public partnerships controlled by Presidio and various subsidiaries of Presidio.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management

                  As of March 15, 1998, an affiliate of the General Partners owned approximately 12.7% of the Units. No directors, officers or partners of the Manging General Partner presently own any Units.

                  To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 11, 1998 (except as otherwise noted) by (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such shareholders has sole voting and investment power as to the shares shown unless otherwise noted.

                  All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interest in PCIC (and beneficial ownership in Presidio) are held as follows:

                                                Percentage Ownership in PCIC
                                            and Percentage Beneficial Ownership
 Name of Beneficial Owner                             in Presidio
 ------------------------                   -----------------------------------
Five Percent Holders:
Presidio Holding Company, LLC(1)                       71.93%
AG Presidio Investors, LLC(2)                          14.12%
DK Presidio Investors, LLC(3)                           8.45%
Stonehill Partners, LP(4)                               5.50%

The holdings of the directors and executive officers of Presidio are as follows:

Directors and Officers:
Adam Anhang(5)                                             0%
Marc Gordon(5)                                             0%
David Hamamoto(5)                                      71.93%
Charles Humber(5)                                          0%
David King(5)                                              0%
Gregory Peck(5)                                            0%
Kevin Reardon(5)                                           0%
Allan Rothschild(5)                                        0%
Richard J. Sabella(5)                                      0%
Lawrence Schachter(5)                                      0%
W. Edward Scheetz(5)                                   71.93%

Directors and Officers as a group:                     71.93%


(1) Presidio Holding Company, LLC is a New York limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. PHC has two members, Polaris Operating LLC ("Polaris") which holds a 1% interest, and Northstar Operating, LLC ("Northstar") which holds a 99% interest. Polaris is a Delaware limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. Polaris has two members, Sextann Operating Corp. ("Sextann"), which holds a 1% interest, and Northstar, which holds a 99% interest. Sextann is a Delaware corporation whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022 and whose sole shareholder is Northstar. Northstar is a Delaware limited liability company whose address is527 Madison Avenue, 16th Floor, New York, New York 10022. Northstar has two members, Northstar Capital Partners ("NCP"), which holds a 99% interest, and Northstar Capital Holdings I, LLC ("NCHI"), which holds a 1% interest. Both NCP and NCHI are Delaware limited liability companies, whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCP has two members, NCHI, which holds a 74.75% interest, and Northstar Capital Holdings II LLC ("NCHII"), which holds a 25.25% interest. The business address for NCHII, a Delaware limited liability company is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCHII has three members, NCHI, which holds a 99% interest, Edward Scheetz, who holds a 0.5% interest and David Hamamoto, who holds a 0.5% interest. Mr. Scheetz, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. Mr. Hamamoto, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. NCHI has two members, Mr. Scheetz and Mr. Hamamoto, each of whom holds a 50% interest.

                  Pursuant to that certain Amended and Restated Pledge and Security Agreement (the "Pledge Agreement") dated March 5, 1998 made by PHC in favor of Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), PHC pledged all of its membership interest in PCIC to CSFB as security for loans issued under the Loan Agreement dated as of February 20, 1998 by and among PHC and CSFB and the First Amendment thereon dated March 5, 1998 (together, the "Loan Agreement"). The Pledge Agreement and Loan Agreement contain standard default and event of default provisions which may at a subsequent date result in a change of control of PCIC and, therefore, the Registrant.

(2) Each of Angelo, Gordon & Company, LP, as sole manager of AG Presidio Investors, LLC, and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Company, LP may be deemed to beneficially own for purposes of rule 13 d-3 of the Exchange Act, the securities beneficially owned by AG Presidio Investors, LLC. Each of John
                  M. Angelo and Michael L. Gordon disclaim such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Company, LP, 345 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, Inc., as sole manager of DK Presidio Investors, LLC may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act, the securities beneficially owned by DK Presidio Investors, LLC. The business address for such person is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4)               Includes  shares  of  PCIC  beneficially  owned  by  Stonehill
                  Offshore Partners Limited and Stonehill Institutional Partners, LP. John A. Motulsky is a managing general partner of Stonehill Partners, LP, a managing member of the investment advisor to Stonehill Offshore Partners Limited and is a general partner of Stonehill Institutional Partners, LP. John
                  A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such person is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The business address for such person is 527 Madison Avenue, 16th Floor, New York, New York 10022.

Item 13.         Certain Relationships and Related Transactions

The General Partners and certain affiliated entities have, during the year ended December 31, 1997, earned or received compensation or payments for services or reimbursements from the Partnership or subsidiaries of Presidio as follows:

                                                              Compensation
                                       Capacity in             from  the
 Name of Recipient                    Which Served             Partnership
 -----------------                    ------------             -----------
Resources High Equity, Inc.         Managing General        $   1,409,548 (1)
                                    Partner

Presidio AGP Corp.                  Associate General       $       3,792 (2)
                                    Partner

Resources Supervisory               Affiliated Property     $     196,956 (3)
Management Corp.                    Manager

Resources Capital Corp.             Affiliate               $      71,667 (4)

(1) Of this amount $185,811 represents the Managing General Partner's share of distributions of cash from operations, $200,000 represents the Partnership Administration Fee based on the total number of Units outstanding, $143,333 represents reimbursement of costs in connection with the California Action, and $880,404 represents the Partnership Asset Management Fee for managing the affairs of the Partnership. Furthermore, under the Partnership's Limited Partnership Agreement 4.9% of the net income and net loss of the Partnership is allocated to the Managing General Partner. Pursuant thereto, for the year ended December 31, 1997, $152,796 of the Partnership's taxable income was allocated to the Managing General Partner.

(2) This amount represents the Associate General Partner's share of the distributions of cash from operations. For the year ended December 31, 1997, $3,118 of the Partnership's taxable income was allocated to the Associate General Partner pursuant to the Partnership's Limited Partnership Agreement. The Associate General Partner is entitled to receive 0.1% of the Partnership's net income or net loss.

3) This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly-owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties and the placement of certain tenants at those properties. The total fee paid to Resources Supervisory was $305,203 of which $108,247 was paid to unaffiliated management companies. All property management fees payable at December 31, 1997 have subsequently been paid.

(4) This amount represents reimbursements of actual costs incurred in defending the California Action and the cost of preparing settlement materials.

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

(b)               Reports on Form 8-K:

                  The Partnership filed the following report on Form 8-K during the last quarter of the fiscal year:

                  None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)


                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                             ADDITIONAL INFORMATION

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      INDEX




         Additional financial information furnished pursuant to the requirements of Form 10-K:

         Schedules - December 31, 1997, 1996 and 1995 and years then ended, as required:

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

                                           HIGH EQUITY PARTNERS L.P. - SERIES 88

                                      By:  RESOURCES HIGH EQUITY, INC.,
                                           Managing General Partner

Dated: March 27, 1998                 By: /s/ Richard Sabella
                                          --------------------
                                          Richard Sabella
                                          President and Director
                                          (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.



Dated: March 27, 1998                        By:  /s/ Richard Sabella
                                                  --------------------
                                                  Richard Sabella
                                                  President and Director
                                                  (Principal Executive Officer)



Dated: March 27, 1998                        By:  /s/ Lawrence Schachter
                                                  -----------------------
                                                  Lawrence Schachter
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)



Dated: March 27, 1998                        By:  /s/ Kevin Reardon
                                                  ------------------
                                                   Kevin Reardon
                                                   Director, Vice President,
                                                   Treasurer and Secretary


Dated: March 27, 1998                        By:  /s/ David King
                                                  ---------------
                                                  David King
                                                  Director and
                                                  Executive Vice President

                                         HIGH EQUITY PARTNERS L.P. - SERIES 88

                                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   December 31, 1997

                                                                                                  Costs Capitalized
                                                                       Initial Cost            Subsequent to Acquisition
                                                                --------------------------    -------------------------
                                                                                Buildings
                                                                                   And                         Carrying
       Description                                Encumbrances        Land       Improvement    Improvements      Costs
       -----------                                ------------        ----       -----------    ------------      -----
RETAIL:

  Melrose II Shopping Center    Melrose Park IL      $---       $ 1,375,000     $ 4,000,640   $    6,876      $      ---

  Sunrise Marketplace           Las Vegas    NV       ---         3,024,968      13,469,031    1,643,747        1,342,536

  SuperValu Stores              Various      --       ---         1,787,620       6,881,999          ---          708,358

  Livonia Plaza                 Livonia      MI       ---         1,518,638       9,328,777    1,058,847          880,080
                                                     ----       -----------     -----------   ----------      -----------
                                                      ---         7,706,226      33,680,447    2,709,470        2,930,974

OFFICE:

  568 Broadway Office Building  New York     NY       ---         1,429,284       6,091,266    2,799,478          813,953

INDUSTRIAL:

  TMR Warehouses                Various      OH       ---         1,355,621      19,694,413       89,428        1,717,279
                                                     ----       -----------     -----------   ----------      -----------

                                                     $---       $10,491,131     $59,466,126   $5,598,376       $5,462,206
                                                     ====       ===========     ===========   ==========       ==========

                                      Reductions
                                       Recorded
                                      Subsequent to              Gross Amount at which Carried
                                      Acquisition                      at Close of Period
                                     ------------          --------------------------------------------
                                                                            Buildings
                                                                              And                             Accumulated     Date
  Description                        Write-downs            Land           Improvements           Total       Depreciation  Acquired
  -----------                        -----------            ----           ------------           -----       ------------  --------
RETAIL:

  Melrose II Shopping Center       $ (2,881,000)        $  638,742         $ 1,862,774         $ 2,501,516     $   364,991      1989

  Sunrise Marketplace                 (8,500,000)        1,811,849           9,168,433          10,980,282       2,791,343      1989

  SuperValu Stores                           ---         1,935,936           7,442,041           9,377,977       1,651,275      1989

  Livonia Plaza                       (2,100,000)        1,536,441           9,149,901          10,686,342       2,023,468      1989
                                   -------------        ----------         -----------         -----------     -----------

                                     (13,481,000)        5,922,968          27,623,149          33,546,117       6,831,077

OFFICE:

  568 Broadway Office Building        (6,157,700)          651,057           4,325,224           4,976,281       1,528,507      1986

INDUSTRIAL:

  TMR Warehouses                              ---        1,466,213          21,390,525          22,856,738       4,737,159      1988
                                   -------------        ----------         -----------         -----------     -----------

                                   $ (19,638,700)       $8,040,238          $53,338,898        $61,379,136     $13,096,743
                                   =============        ==========          ===========        ===========     ===========


Note: The aggregate cost for Federal income tax purposes is $81,017,836 at December 31, 1997.

                     HIGH EQUITY PARTNERS L.P. - SERIES 88


        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997




(A)           RECONCILIATION OF REAL ESTATE OWNED:


                                                  For the Years Ended December 31,
                                         ----------------------------------------------
                                              1997             1996             1995
                                         -------------    -------------    ------------

BALANCE AT BEGINNING OF YEAR .......     $ 61,264,329     $ 60,973,595     $ 70,063,448

ADDITIONS DURING THE YEAR
         Improvements to Real Estate          114,807          290,734          953,047

OTHER CHANGES
         Write-down for impairment .             --               --        (10,042,900)
                                         ------------     ------------     ------------

BALANCE AT END OF YEAR (1) .........     $ 61,379,136     $ 61,264,329     $ 60,973,595
                                         ============     ============     ============

(1) INCLUDES THE INITIAL COST OF THE PROPERTIES PLUS ACQUISITION AND CLOSING COSTS.


(B)           RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                            For the Years Ended December 31,
                                      -------------------------------------------
                                          1997            1996            1995
                                      -----------     -----------     -----------
BALANCE AT BEGINNING OF YEAR ....     $11,697,525     $10,307,676     $ 8,879,768

ADDITIONS DURING THE YEAR
         Depreciation Expense (1)       1,399,218       1,389,849       1,427,908
                                      -----------     -----------     -----------

BALANCE AT END OF YEAR ..........     $13,096,743     $11,697,525     $10,307,676
                                      ===========     ===========     ===========

(1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS.