Form 10-Q
period 1998-03-31
HIGH EQUITY PARTNERS L P SERIES 88
filed 1998-05-15
CIK 831574

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

                  For the quarterly period ended March 31, 1998

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

                           Yes   [ X ]       No   [   ]

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998

                                      INDEX




Part I. Financial Information:

Balance Sheets--March 31, 1998 and December 31, 1997

Statements of Operations--Three Months Ended March 31,
1998 and l997

Statement of Partners' Equity--Three Months Ended
March 31, 1998

Statements of Cash Flows-- Three Months Ended
March 31, 1998 and 1997

Notes to Financial Statements

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998


                                 BALANCE SHEETS



                                                    March 31,       December 31,
                                                      1998               1997
                                                   ------------      -----------
ASSETS

Real estate - net...........................       $48,028,670       $48,282,393
Cash and cash equivalents ..................         6,691,507         6,540,252
Other assets ...............................         1,227,193         1,280,167
Receivables ................................           285,995           194,041
                                                   -----------       -----------

                                                   $56,233,365       $56,296,853
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Distributions payable ......................       $   997,899       $   997,899
Accounts payable and accrued expenses ......           661,019           761,559
Due to affiliates ..........................           511,351           584,780
                                                   -----------       -----------

                                                     2,170,269         2,344,238
                                                   -----------       -----------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (371,766
   units issued and outstanding) ...........        51,359,920        51,254,962
General partners' equity ...................         2,703,176         2,697,653
                                                   -----------       -----------

                                                    54,063,096        53,952,615
                                                   -----------       -----------

                                                   $56,233,365       $56,296,853
                                                   ===========       ===========

                        See notes to financial statements

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998

                            STATEMENTS OF OPERATIONS


                                                         For the Three Months
                                                            Ended March 31,
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------
Rental Revenue ...............................       $2,205,607       $2,041,853
                                                     ----------       ----------

Costs and Expenses:

     Operating expenses ......................          162,679          480,761
     Depreciation and amortization ...........          392,683          420,100
     Partnership asset management fee ........          220,101          220,101
     Administrative expenses .................          335,754          208,767
     Property management fee .................           60,828           56,255
                                                     ----------       ----------

                                                      1,172,045        1,385,984
                                                     ----------       ----------

Income before interest and other income ......        1,033,562          655,869

     Interest income .........................           73,968           61,874

     Other income ............................              850            5,600
                                                     ----------       ----------

Net income ...................................       $1,108,380       $  723,343
                                                     ==========       ==========

Net income attributable to:

     Limited partners ........................       $1,052,961       $  687,176

     General partners ........................           55,419           36,167
                                                     ----------       ----------

Net income ...................................       $1,108,380       $  723,343
                                                     ==========       ==========

Net income per unit of limited part-
     nership interest (371,766 units
     outstanding) ............................       $     2.83       $     1.85
                                                     ==========       ==========

                        See notes to financial statements

             HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998

                                STATEMENT OF PARTNERS' EQUITY



                                                General         Limited
                                               Partners'        Partners'
                                                Equity           Equity           Total
                                             -----------      -----------     -----------
Balance, January 1, 1998 ...............     $ 2,697,653      $51,254,962     $53,952,615

Net income for the three months
ended March 31, 1998 ...................          55,419        1,052,961       1,108,380

Distributions as a return of capital for
the three months ended March 31, 1998
($2.55 per limited partnership unit) ...         (49,896)        (948,003)       (997,899)
                                             -----------      -----------     -----------

Balance, March 31, 1998 ................     $ 2,703,176      $51,359,920     $54,063,096
                                             ===========      ===========     ===========

                        See notes to financial statements

             HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998


                            STATEMENTS OF CASH FLOWS


                                                            For the Three Months
                                                               Ended March 31,
                                                       ----------------------------
                                                          1998               1997
                                                       -----------      -----------
Cash Flows From Operating Activities:

     Net income ..................................     $ 1,108,380      $   723,343
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization ...........         392,683          420,100
         Straight line adjustment for stepped
           lease rentals .........................          26,103           12,208
     Changes in assets and liabilities:
         Accounts payable and accrued expenses ...        (100,540)        (215,042)
         Receivables .............................         (91,954)         (11,484)
         Due to affiliates .......................         (73,429)        (855,055)
         Other assets ............................         (16,007)         (22,463)
                                                       -----------      -----------

     Net cash provided by operating activities ...       1,245,236           51,607
                                                       -----------      -----------

Cash Flows From Investing Activities:

     Improvements to real estate .................         (96,082)            (811)
                                                       -----------      -----------

Cash Flows From Financing Activities:

     Distributions to partners ...................        (997,899)        (684,832)
                                                       -----------      -----------

Increase (Decrease) in Cash and Cash Equivalents .         151,255         (634,036)

Cash and Cash Equivalents, Beginning of Year .....       6,540,252        5,353,731
                                                       -----------      -----------

Cash and Cash Equivalents, End of Quarter ........     $ 6,691,507      $ 4,719,695
                                                       ===========      ===========

                        See notes to financial statements

             HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998

                          NOTES TO FINANCIAL STATEMENTS

l. GENERAL

The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form l0-K for the year ended December 3l, l997.

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

             HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998

                          NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the quarters ended March 31, 1998 and 1997, Resources Supervisory was entitled to receive $60,828 and $56,255, respectively, of which $34,578 and $28,752 was paid to unaffiliated management companies, respectively.

For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. For each of the quarters ended March 31, 1998 and 1997, the Managing General Partner was entitled to receive $50,000.

For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended March 31, 1998 and 1997, the Managing General Partner was entitled to receive $220,101.

The General Partners are allocated 5% of the net income of the Partnership, which amounted to $55,419 and $36,167 for the quarters ended March 31, 1998 and 1997, respectively. They are also entitled to receive 5% of distributions, which amounted to $49,896 and $38,940 for the quarters ended March 31, 1998 and 1997, respectively.

             HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998

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

From July 1996 through May 1, 1998, Millenium Funding IV Corp., a wholly owned indirect subsidiary of Presidio, purchased 47,270 units of the Partnership from various limited partners, which represent approximately 12.7% of the outstanding limited partnership units of the Partnership.

Pursuant to an agreement dated as of March 6, 1998 among Presidio, American Real Estate Holding L.P. and Olympia Investors L.P. (the "Purchaser"), on March 12, 1998, the Purchaser commenced a tender offer to purchase up to 40% of the outstanding units of limited partnership interest at a purchase price of $117.00 per unit.

4. REAL ESTATE

The following table is a summary of the Partnership's real estate as of:

                                             March 31,       December 31,
                                               1998              1997
                                          ------------      -------------

       Land .........................     $  8,040,238      $  8,040,238
       Buildings and improvements ...       53,434,981        53,338,898
                                          ------------      ------------

                                            61,475,219        61,379,136
       Less: Accumulated depreciation      (13,446,549)      (13,096,743)
                                          ------------      ------------
                                          $ 48,028,670      $ 48,282,393
                                          ============      ============

No write-downs for impairment were recorded for the three months ended March 31, 1998 or 1997.

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998

                          NOTES TO FINANCIAL STATEMENTS

5. DISTRIBUTIONS PAYABLE

                                                 March 31,   December 31,
                                                   1998         1997
                                                ---------     -----------

          Limited partners ($2.55 per unit)     $948,003       $948,003
          General partners ................       49,896         49,896
                                                --------       --------
                                                $997,899       $997,899
                                                ========       ========

Such distributions were paid in the quarters subsequent to March 31, 1998 and December 31, 1997, respectively.

6. DUE TO AFFILIATES

                                                              March 31,  December 31,
                                                                1998          1997
                                                              --------      --------
Partnership asset management fee ........................     $220,101      $220,101
Reorganization and ligitation cost reimbursement (Note 7)      215,000       215,000
Property management fee ................................        26,250        99,679
Non-accountable expense reimbursement ..................        50,000        50,000
                                                              --------      --------
                                                              $511,351      $584,780
                                                              ========      ========

Such amounts were paid in the quarters subsequent to March 31, 1998 and December 31, 1997, respectively.

7. COMMITMENTS AND CONTINGENCIES

         On or about May 11, 1993 High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, was advised of the existence of an action (the "California Action") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in the Partnership. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint") on behalf of a class consisting of all the purchasers of limited partnership interest in HEP-86, the Partnership, and Integrated Resources High Equity Partners, Series 85 ("HEP-85"), another affiliated partnership.

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998

                          NOTES TO FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the managing general partner of HEP-85 and the Partnership and the Investment General Partner of HEP-86; the Administrative General Partner of HEP-86 (the "General Partners"); a subsidiary of the indirect corporate parent of the General Partners; and the indirect corporate parent of the General Partners. The Consolidated Complaint alleged various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the General Partners caused a waste of the HEP partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the limited partners; that the General Partners breached their duty of loyalty and due care to the limited partners by expropriating management fees from the partnerships without trying to run the HEP partnerships for the purposes for which they are intended; that the General Partners acted improperly to enrich themselves in their position of control over the HEP partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units in the HEP partnership; that by refusing to seek the sale of the HEP partnerships' properties, the General Partners diminished the value of the limited partners' equity in the HEP partnerships; that the General Partners took a heavily overvalued partnership asset management fee; and that limited partnership units were sold and marketed through the use of false and misleading statements.

         The Court entered an order on January 14, 1997 rejecting the settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. On February 24, 1997, the Court granted the request of one plaintiffs' law firm to withdraw as class counsel. Thereafter, in June 1997, the plaintiffs again amended their complaint (the "Second Amended Complaint"). The Second Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, for negligent misrepresentation, or for negligence. The defendants served answers denying the allegations and asserting numerous affirmative defenses. In February 1998, the Court certified three plaintiff classes consisting of the current unit holders in each of the three HEP partnerships. On March 11, 1998, the Court stayed the California Action temporarily to permit the parties to engage in renewed settlement discussions.

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998

                          NOTES TO FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through March 31, 1998, the General Partners had billed the Partnership a total of $1,039,511 for these costs, of which $824,511 was paid.

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

         On February 6,1998, Everest Investors 8, LLC ("Everest") commenced an action in the Superior Court of the State of California for the County of Los Angeles (Case No. BC 185554), against, among others, the HEP partnerships, Resources Pension Shares 5 LP (an affiliated partnership), the general partners of each of the partnerships, and DCC Securities Corp. In the action, Everest alleged, among other things, that the partnerships and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (a) directing the recognition of transfers to Everest of the Everest Tender Units and the admission of Everest as a limited partner with respect to the Everest Tender Units and (b) enjoining the transfer of the Everest Tender Units to any either party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference with contractual relations. Everest's motion for a temporary restraining order was denied on February 6, 1998. A hearing on Everest's application for a preliminary injunction had been scheduled for February 26, however, on February 20, 1998, Everest asked the Court to take its application off calendar. The defendants served answers denying the allegations and asserting numerous affirmative defenses. Merits discovery has commenced. The Partnerships and the General Partners believe that Everest claims are without merit and intend to vigorously contest the action.

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998

                          NOTES TO FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         On March 27, 1998, Everest commenced an action in the United States District Court for the Central District of California against, among others, the general partners of the HEP Partnerships. In the action, Everest alleged, among other things, various violations of the Williams Act Section 14(d) of the Securities Exchange Act of 1934 in connection with the general partners' refusal to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to the Everest tender offers and the letters sent by the general partners to the limited partners advising them of the general partners' determination that the Everest tender offers violated applicable securities laws. The general partners believe that Everest's claim are without merit and intend to vigorously contest the action.

         On March 30, 1998, the Partnership commenced an action in the United States District Court for the Southern District of New York against Everest to obtain injunctive and declaratory relief with respect to a tender offer for limited partnership units in the Partnership that was commenced by Everest on or about March 18, 1998. In the action, the Partnership alleges that in conducting that tender offer, Everest violated sections 14(d) and 14(e) of the Securities Exchange Act of 1934 (the Williams Act) and the rules and regulation promulgated thereunder. Everest has not yet served any response to the Partnership's complaint in the action.

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and together with operating cash flow are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties. As of March 31, 1998, total working capital reserves amounted to approximately $3,979,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate working capital reserves for capital improvements and capitalized lease procurement costs.

During the three months ended March 31, 1998, cash and cash equivalents increased $151,255 as a result of cash flows from operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $1,245,236 for the three months ended March 31, 1998. The Partnership used $96,082 for capital expenditures related to capital and tenant improvements to the properties and $997,899 for distributions to partners for the three months ended March 31, 1998.

The Partnership expects to continue to utilize a portion of its cash flow from operations and its reserves to pay for various capital and tenant improvements to the properties and leasing commissions. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize the remaining working capital reserves, reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments, or uncertainties that will have a significant impact on liquidity.

RESULTS OF OPERATIONS

The Partnership experienced an increase in net income for the three months ended March 31, 1998 compared to the same period in 1997 primarily due to an increase in rental revenues and a decrease in costs and expenses during 1997.

Rental revenue increased during the three months ended March 31, 1998 as compared to the same period in the prior year, primarily due to the higher common area maintenance reimbursements at Sunrise and increased occupancy at Melrose II.

Costs and expenses decreased for the three months ended March 31, 1998 compared to the same period in 1997. Operating expenses decreased for the three months ended March 31, 1998 compared to the same period in 1997 due primarily to lower repair and maintenance costs at Sunrise due to the receipt of insurance proceeds in 1998, offsetting previously incurred costs.

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Administrative expenses increased for the three months ended March 31, 1998 compared to the same period in 1997 due to higher legal and accounting fees related to ongoing litigation and the HEP settlement. Property management fees increased during the three months ended March 31, 1998 due to the increase in revenues, as previously discussed.

Interest income increased due to higher cash balances during the three months ended March 31, 1998 as compared to the same period in 1997. Other income decreased during the three months ended March 31, 1998 compared to 1997 due to fewer ownership transfers.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to financial statements for a description thereof.

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998


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

         (b)      Reports on Form 8-K:
                  None

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - MARCH 31, 1998


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



                                           High Equity Partners L.P. - Series 88


                                     By:   Resources High Equity, Inc.
                                           Managing General Partner





Dated: May 12, 1998                  By:   /S/  Richard Sabella
                                           --------------------
                                           Richard Sabella
                                           President
                                           (Duly Authorized Officer)




Dated: May 12, 1998                  By:   /S/  Lawrence Schachter
                                           -----------------------
                                           Lawrence Schachter
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)