Form 10-Q
period 1998-06-30
HIGH EQUITY PARTNERS L P SERIES 88
filed 1998-08-14
CIK 831574

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

                  For the quarterly period ended June 30, 1998

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

                           Yes   [ X ]       No   [   ]

         HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998

                                      INDEX



Part I. Financial Information:

Balance Sheets--June 30, 1998 and December 31, 1997

Statements of Operations--Three and Six Months Ended June 30,
1998 and l997

Statement of Partners' Equity--Six Months Ended
June 30, 1998

Statements of Cash Flows-- Six Months Ended
June 30, 1998 and 1997

Notes to Financial Statements

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K

         HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998

                                 BALANCE SHEETS



                                                  June 30, 1998   December 31, 1997
                                                   -----------       -----------
ASSETS

Real estate-net ............................       $47,768,036       $48,282,393
Cash and cash equivalents ..................         6,289,422         6,540,252
Other assets ...............................         1,162,874         1,280,167
Receivables ................................           287,683           194,041
                                                   -----------       -----------

                                                   $55,508,015       $56,296,853
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Distributions payable ......................       $   997,899       $   997,899
Accounts payable and accrued expenses ......           721,098           761,559
Due to affiliates ..........................           287,262           584,780
                                                   -----------       -----------

                                                     2,006,259         2,344,238
                                                   -----------       -----------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (371,766
     units issued and outstanding) .........        50,826,648        51,254,962
General partners' equity ...................         2,675,108         2,697,653
                                                   -----------       -----------

                                                    53,501,756        53,952,615
                                                   -----------       -----------

                                                   $55,508,015       $56,296,853
                                                   ===========       ===========


                        See notes to financial statements

                    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998

                                       STATEMENTS OF OPERATIONS


                                             For the Three Months Ended      For the Six Months Ended
                                                      June 30,                      June 30,
                                             --------------------------     -------------------------
                                                 1998           1997           1998           1997
                                              ----------     ----------     ----------     ----------
Rental Revenue ..........................     $1,842,936     $3,544,391     $4,048,543     $5,586,244
                                              ----------     ----------     ----------     ----------

Costs and Expenses:

         Operating expenses .............        506,119        489,352        668,798        970,113
         Depreciation and amortization ..        392,683        420,100        785,366        840,200
         Partnership asset management fee        220,101        220,101        440,202        440,202
         Administrative expenses ........        350,923        204,949        686,677        413,716
         Property management fee ........         49,941         69,816        110,769        126,071
                                              ----------     ----------     ----------     ----------

                                               1,519,767      1,404,318      2,691,812      2,790,302
                                              ----------     ----------     ----------     ----------

Income before interest and other income .        323,169      2,140,073      1,356,731      2,795,942

         Interest income ................         95,210         71,773        169,178        133,647

         Other income ...................         18,180          7,415         19,030         13,015
                                              ----------     ----------     ----------     ----------

Net income ..............................     $  436,559     $2,219,261     $1,544,939     $2,942,604
                                              ==========     ==========     ==========     ==========

Net income attributable to:

         Limited partners ...............     $  414,731     $2,108,298     $1,467,692     $2,795,474

         General partners ...............         21,828        110,963         77,247        147,130
                                              ----------     ----------     ----------     ----------

Net income ..............................     $  436,559     $2,219,261     $1,544,939     $2,942,604
                                              ==========     ==========     ==========     ==========

Net income per unit of limited part-
         nership interest (371,766 units
         Outstanding) ...................     $     1.12     $     5.67     $     3.95     $     7.52
                                              ==========     ==========     ==========     ==========


                                   See notes to financial statements

         HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998


                          STATEMENT OF PARTNERS' EQUITY



                                                      General            Limited
                                                     Partners'          Partners'
                                                      Equity              Equity             Total
                                                   ------------       ------------       ------------
Balance, January 1, 1998 ....................      $  2,697,653       $ 51,254,962       $ 53,952,615

Net income for the six months
ended June 30, 1998 .........................            77,247          1,467,692          1,544,939

Distributions as a return of capital for
the six months ended June 30, 1998
($5.10 per limited partnership unit) ........           (99,792)        (1,896,006)        (1,995,798)
                                                   ------------       ------------       ------------

Balance, June 30, 1998 ......................      $  2,675,108       $ 50,826,648       $ 53,501,756
                                                   ============       ============       ============


                     See notes to financial statements

              HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998

                                STATEMENTS OF CASH FLOWS

                                                             For the Six Months Ended
                                                                      June 30,
                                                            -----------------------------
                                                                1998             1997
                                                            ------------     ------------
Cash Flows From Operating Activities:

         Net income ...................................     $ 1,544,939      $ 2,942,604
         Adjustments to reconcile net income
         to net cash provided by operating activities:
                  Depreciation and amortization .......         785,366          840,200
                  Straight line adjustment for stepped
                       lease rentals ..................          52,206           24,418
         Changes in assets and liabilities:
                  Accounts payable and accrued expenses         (40,461)         126,349
                  Receivables .........................         (93,642)         (61,998)
                  Due to affiliates ...................        (297,518)        (840,770)
                  Other assets ........................         (20,668)         (51,847)
                                                            -----------      -----------

         Net cash provided by operating activities ....       1,930,222        2,978,956
                                                            -----------      -----------

Cash Flows From Investing Activities:

         Improvements to real estate ..................        (185,254)          (1,479)
                                                            -----------      -----------

Cash Flows From Financing Activities:

         Distributions to partners ....................      (1,995,798)      (1,482,175)
                                                            -----------      -----------

(Decrease) Increase in Cash and Cash Equivalents ......        (250,830)       1,495,302

Cash and Cash Equivalents, Beginning of Year ..........       6,540,252        5,353,731
                                                            -----------      -----------

Cash and Cash Equivalents, End of Quarter .............     $ 6,289,422      $ 6,849,033
                                                            ===========      ===========

                       See notes to financial statements

              HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998

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

     Because the expected cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. The Partnership may in the future provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

     Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

             HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998

                         NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     The Managing General Partner of the Partnership, Resources High Equity, Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31,1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation.

     Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the six months ended June 30, 1998, reimbursable expense due NorthStar Presidio amounted to $44,700.

     The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the quarters ended June 30, 1998 and 1997, Resources Supervisory was entitled to receive $49,941 and $69,816, respectively, of which $32,780 and $28,029 was paid to unaffiliated management companies, respectively, for on-site management and the balance was retained by Resources Supervisory.

     For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. For each of the quarters ended June 30, 1998 and 1997, the Managing General Partner was entitled to receive $50,000.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended June 30, 1998 and 1997, the Managing General Partner was entitled to receive $220,101.

     The General Partners are allocated 5% of the net income of the Partnership, which amounted to $21,828 and $110,963 for the quarters ended June 30, 1998 and 1997, respectively. They are also entitled to receive 5% of distributions, which amounted to $49,896 for each of the quarters ended June 30, 1998 and 1997, respectively.

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

             HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     From July 1996 through March 12, 1998, Millenium Funding IV Corp., a wholly owned indirect subsidiary of Presidio, purchased 47,270 units of the Partnership from various limited partners, which represent approximately 12.7% of the outstanding limited partnership units of the Partnership.

     In connection with a tender offer for units of the Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P. a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presidio entered into an agreement, date March 6, 1998 (the "Agreement"). On July 28, 1998, Olympia announced that it had accepted for payment 15,826 units properly tendered pursuant to the Offer. As a consequence of the Agreemente, Presidio may be deemed to beneficially own the units owned by Olympia.

4.   REAL ESTATE

     The following table is a summary of the Partnership's real estate as of:

                                          June 30, 1998        December 31, 1997
                                          ------------            ------------
       Land .........................     $  8,040,238            $  8,040,238
       Buildings and improvements ...       53,524,153              53,338,898
                                          ------------            ------------
                                            61,564,391              61,379,136
       Less: Accumulated depreciation      (13,796,355)            (13,096,743)
                                          ------------            ------------
                                          $ 47,768,036            $ 48,282,393
                                          ============            ============

     No write-downs for impairment were recorded for the six months ended June 30, 1998 or 1997.

5.   DISTRIBUTIONS PAYABLE

                                             June 30, 1998     December 31, 1997
                                             -------------     -----------------
Limited Partners ($2.55 per unit) ......       $948,003             $948,003
General Partners .......................         49,896               49,896
                                               --------             --------
                                               $997,899             $997,899
                                               ========             ========



     Such distributions were paid in the quarters subsequent to June 30, 1998 and December 31, 1997, respectively.

             HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS


6.   DUE TO AFFILIATES

                                                           June 30, 1998       December 31, 1997
                                                           -------------       -----------------
Partnership asset management fee                             $  220,101             $ 220,101
Reorganization & litigation cost reimbursement (Note 7)              --               215,000
Property management fee                                          17,161                99,679
Non-accountable expense reimbursement                            50,000                50,000
                                                             ----------             ---------
                                                             $  287,262             $ 584,780
                                                             ==========             =========


Such amounts were paid in the quarters subsequent to June 30, 1998 and December 31, 1997, respectively.


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

     On November 30, 1995, after the Court preliminarily approved a settlement of the California Action but ultimately declined to grant final approval and after the Court granted motions to intervene, the original and intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint (the "Consolidated Complaint") against the managing general partner of HEP-85 and the Partnership and the Investment General Partner of HEP-86; the Administrative General Partner of HEP-86 (the "General Partners"); a subsidiary of the indirect corporate parent of the General Partners; and the indirect corporate parent of the General Partners. The Consolidated Complaint alleged various state law class and derivative claims, including claims for breach of fiduciary duties; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Sec. 17200; negligence; dissolution, accounting and receivership; fraud; and negligent misrepresentation. The Consolidated Complaint alleged, among other things, that the General Partners caused a waste of the HEP partnership assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by

             HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     The Court entered an order on January 14, 1997 rejecting the settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. On February 24, 1997, the Court granted the request of one plaintiffs' law firm to withdraw as class counsel. Thereafter, in June 1997, the plaintiffs again amended their complaint (the "Second Amended Complaint"). The Second Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, for negligent misrepresentation, or for negligence. The defendants served answers denying the allegations and asserting numerous affirmative defenses. In February 1998, the Court certified three plaintiff classes consisting of the current unit holders in each of the three HEP partnerships. On March 11, 1998, the Court stayed the California Action temporarily to permit the parties to engage in renewed settlement discussions. On July 30, 1998, the Court lifted the stay.

     The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through June 30, 1998, the Partnership paid the General Partners a total of $1,039,511 for these costs.

     The General Partners believe that each of the claims asserted in the Second Amended Complaint is meritless and intend to continue to vigorously defend the California Action. It is impossible at this time to predict what the defense of the California Action will cost, the Partnership's financial exposure as a result of the indemnification agreement discussed above, and whether the costs of defending could adversely affect the Managing General Partner's ability to perform its obligations to the Partnership.

     On February 6,1998, Everest Investors 8, LLC ("Everest") commenced an action in the Superior Court of the State of California for the County of Los Angeles (Case No. BC 185554), against, among others, the HEP partnerships, Resources Pension Shares 5 LP (an affiliated partnership), the general partners of each of the partnerships, and DCC Securities Corp. In the action, Everest alleged, among other things, that the partnerships

             HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998

                          NOTES TO FINANCIAL STATEMENTS

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     On March 30, 1998, the Partnership commenced an action in the United States District Court for the Southern District of New York against Everest to obtain injunctive and declaratory relief with respect to a tender offer for limited partnership units in the Partnership that was commenced by Everest on or about March 18, 1998. In the action, the Partnership alleges that in conducting that tender offer, Everest violated sections 14(d) and 14(e) of the Securities Exchange Act of 1934 (the Williams Act) and the rules and regulations promulgated thereunder.

     During the quarter ended June 30, 1998, the litigations involving the Partnership and Everest were discontinued with prejudice.

             HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and together with operating cash flow are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties. As of June 30, 1998, total working capital reserves amounted to approximately $3,979,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate working capital reserves for capital improvements and capitalized lease procurement costs.

During the six months ended June 30, 1998, cash and cash equivalents decreased $250,830 as a result of capital expenditures and distributions to partners in excess of cash flows from operations. The Partnership's primary source of funds is cash flow from the operation of its properties, (principally rents received from tenants) which amounted to $1,930,222 for the six months ended June 30, 1998. The Partnership used $185,254 for capital expenditures related to capital and tenant improvements to the properties and $1,995,798 for distributions to partners for the six months ended June 30, 1998.

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

RESULTS OF OPERATIONS

The Partnership experienced a decrease in net income for the three and six months ended June 30, 1998 compared to the same periods in 1997 primarily due to a decrease in rental revenues. During the three months ended June 30, 1998, costs and expenses increased, however, for the entire six month period ended June 30, 1998, costs and expenses decreased as compared to the same period in 1997. For the three and six months ended June 30, 1998, interest income and other income increased as compared to the same periods in the prior year.

Rental revenue decreased during the three and six months ended June 30, 1998 as compared to the same periods in the prior year, primarily due to the April, 1997 receipt of $1.5 million pursuant to the bankruptcy settlement of Handy Andy, the former sole tenant at Melrose II.

Costs and  expenses  increased  during the three  months ended June 30, 1998 and decreased during the six months ended June 30, 1998 as compared to the same periods in 1997. Operating expenses increased slightly during the second quarter of 1998 compared to the same period in 1997 due to higher tenant related professional fees incurred at various properties. Operating costs decreased, however, during the six months ended June 30, 1998 primarily due to lower repair and maintenance costs at Sunrise due to the receipt of insurance proceeds in February, 1998, offsetting previously incurred costs. Depreciation and

            HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amortization expenses decreased slightly during the three and six months ended June 30, 1998 as certain capitalized leasing commissions became fully amortized during 1998. Administrative expenses increased for the three and six months ended June 30, 1998 compared to the same periods in 1997 due to higher legal and accounting fees related to ongoing litigation and a possible reorganization of the Partnership. Property management fees decreased during the three and six months ended June 30, 1998 due to the decrease in revenues, as previously discussed.

Interest income increased due to higher cash balances during the three and six months ended June 30, 1998 as compared to the same periods in 1997. Other income increased during the three and six months ended June 30, 1998 as compared to 1997 due to increased ownership transfers.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to financial statements for a description thereof.

Forward-looking Statements

When  used  in this  quarterly  report  on  Form  10-Q,  the  words  "believes,"
"anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

            HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998

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

                  (b) Reports on Form 8-K: None

            HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1998


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



                                         High Equity Partners L.P. - Series 88


                                         By:  Resources High Equity, Inc.
                                              Managing General Partner





Dated: August 12, 1998                   By:  /S/ Richard Sabella
                                              --------------------
                                              Richard Sabella
                                              President
                                              (Duly Authorized Officer)




Dated: August 12, 1998                   By:   /S/ Lawrence Schachter
                                              -----------------------
                                              Lawrence Schachter
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)