Form 10-Q
period 1998-09-30
HIGH EQUITY PARTNERS L P SERIES 88
filed 1998-11-16
CIK 831574

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

                For the quarterly period ended September 30, 1998

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

                           Yes   [ X ]       No   [   ]

     HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998

                                      INDEX


Part I. Financial Information:

Balance Sheets--September 30, 1998 and December 31, 1997

Statements of Operations--Three and Nine Months Ended September 30,
1998 and l997

Statement of Partners' Equity--Nine Months Ended
September 30, 1998

Statements of Cash Flows-- Nine Months Ended
September 30, 1998 and 1997

Notes to Financial Statements

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K

     HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998
                                 BALANCE SHEETS



                                                   September 30,    December 31,
                                                       1998              1997
                                                   -----------       -----------
ASSETS

Real estate - net ..........................       $47,563,680       $48,282,393
Cash and cash equivalents ..................         6,578,157         6,540,252
Other assets ...............................         1,106,097         1,280,167
Receivables ................................           106,012           194,041
                                                   -----------       -----------

                                                   $55,353,946       $56,296,853
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Distributions payable ......................       $   997,899       $   997,899
Accounts payable and accrued expenses ......           914,679           761,559
Due to affiliates ..........................           294,263           584,780
                                                   -----------       -----------

                                                     2,206,841         2,344,238
                                                   -----------       -----------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (371,766
     units issued and outstanding) .........        50,489,731        51,254,962
General partners' equity ...................         2,657,374         2,697,653
                                                   -----------       -----------

                                                    53,147,105        53,952,615
                                                   -----------       -----------

                                                   $55,353,946       $56,296,853
                                                   ===========       ===========



                        See notes to financial statements

                  HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998
                                         STATEMENTS OF OPERATIONS


                                                 For the Three Months Ended   For the Nine Months Ended
                                                        September 30,                 September 30,
                                                 -------------------------     -------------------------
                                                    1998           1997           1998           1997
                                                 ----------     ----------     ----------     ----------
Rental Revenue .............................     $1,891,873     $2,046,917     $5,940,416     $7,633,161
                                                 ----------     ----------     ----------     ----------

Costs and Expenses:

         Operating expenses ................        502,001        501,045      1,170,799      1,471,158
         Depreciation and amortization .....        392,683        455,100      1,178,049      1,295,300
         Partnership asset management fee ..        220,101        220,101        660,303        660,303
         Administrative expenses ...........        156,077        132,979        842,754        546,695
         Property management fee ...........         51,964         55,863        162,733        181,934
                                                 ----------     ----------     ----------     ----------

                                                  1,322,826      1,365,088      4,014,638      4,155,390
                                                 ----------     ----------     ----------     ----------

Income before interest and other income ....        569,047        681,829      1,925,778      3,477,771

         Interest income ...................         71,481         85,215        240,659        218,862

         Other income ......................          2,720         14,130         21,750         27,145
                                                 ----------     ----------     ----------     ----------

Net income .................................     $  643,248     $  781,174     $2,188,187     $3,723,778
                                                 ==========     ==========     ==========     ==========

Net income attributable to:

         Limited partners ..................     $  611,086     $  742,115     $2,078,778     $3,537,589

         General partners ..................         32,162         39,059        109,409        186,189
                                                 ----------     ----------     ----------     ----------

Net income .................................     $  643,248     $  781,174     $2,188,187     $3,723,778
                                                 ==========     ==========     ==========     ==========

Net income per unit of limited
         partnership interest (371,766 units
          outstanding) .....................     $     1.64     $     2.00     $     5.59     $     9.52
                                                 ==========     ==========     ==========     ==========

                        See notes to financial statements

                  HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998
                                      STATEMENT OF PARTNERS' EQUITY



                                                General          Limited
                                               Partners'         Partners'
                                                Equity            Equity             Total
                                             ------------      ------------      ------------
Balance, January 1, 1998 ...............     $  2,697,653      $ 51,254,962      $ 53,952,615

Net income for the nine months
ended September 30, 1998 ...............          109,409         2,078,778         2,188,187

Distributions as a return of capital for
the nine months ended September 30, 1998
($7.65 per limited partnership unit) ...         (149,688)       (2,844,009)       (2,993,697)
                                             ------------      ------------      ------------

Balance, September 30, 1998 ............     $  2,657,374      $ 50,489,731      $ 53,147,105
                                             ============      ============      ============

                        See notes to financial statements

          HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998

                                 STATEMENTS OF CASH FLOWS


                                                              For the Nine Months Ended
                                                                     September 30,
                                                            ----------------------------
                                                                1998             1997
                                                            -----------      -----------
Cash Flows From Operating Activities:

         Net income ...................................     $ 2,188,187      $ 3,723,778
         Adjustments to reconcile net income
         to net cash provided by operating activities:
                  Depreciation and amortization .......       1,178,049        1,295,300
                  Straight line adjustment for stepped
                       lease rentals ..................          78,309           36,627
         Changes in assets and liabilities:
                  Accounts payable and accrued expenses         153,120          176,742
                  Receivables .........................          88,029         (290,023)
                  Due to affiliates ...................        (290,517)        (854,569)
                  Other assets ........................         (32,871)         (68,647)
                                                            -----------      -----------

         Net cash provided by operating activities ....       3,362,306        4,019,208
                                                            -----------      -----------

Cash Flows From Investing Activities:

         Improvements to real estate ..................        (330,704)        (172,696)
                                                            -----------      -----------

Cash Flows From Financing Activities:

         Distributions to partners ....................      (2,993,697)      (2,480,074)
                                                            -----------      -----------

Increase in Cash and Cash Equivalents .................          37,905        1,366,438

Cash and Cash Equivalents, Beginning of Year ..........       6,540,252        5,353,731
                                                            -----------      -----------

Cash and Cash Equivalents, End of Quarter .............     $ 6,578,157      $ 6,720,169
                                                            ===========      ===========


                            See notes to financial statements

          HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998

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

          HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998
                              NOTES TO FINANCIAL STATEMENTS

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The Partnership may in the future provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

      Certain reclassifications were made to the prior year financial statements in order to conform them to the current period presentation.

      Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.


3.    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

      The Managing General Partner of the Partnership, Resources High Equity, Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation.

      Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the nine months ended September 30, 1998, reimbursable expenses incurred by NorthStar Presidio amounted to approximately $67,000.

      The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the quarters ended September 30, 1998 and 1997, Resources Supervisory was entitled to receive $51,964 and $55,863, respectively, of which $27,802 and $27,875 was paid to unaffiliated management companies, respectively, for on-site management and the balance was retained by Resources Supervisory.

         HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998
                              NOTES TO FINANCIAL STATEMENTS

3.    CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

      For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. For each of the quarters ended September 30, 1998 and 1997, the Managing General Partner was entitled to receive $50,000.

      For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended September 30, 1998 and 1997, the Managing General Partner was entitled to receive $220,101.

      The General Partners are allocated 5% of the net income of the Partnership, which amounted to $32,162 and $39,059 for the quarters ended September 30, 1998 and 1997, respectively. They are also entitled to receive 5% of distributions, which amounted to $49,896 and $50,871 for the quarters ended September 30, 1998 and 1997, respectively.

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

      From July 1996 through March 12, 1998, Millenium Funding IV Corp., a wholly owned indirect subsidiary of Presidio, purchased 47,270 units of the Partnership from various limited partners. Subsequent to the expiration of the tender offer described below, Millenium Funding IV Corp. purchased 6,399 limited partnership units from August 1998 through November 1998. The total of these purchases represent approximately 14.4% of the outstanding limited partnership units of the Partnership.

      In connection with a tender offer for units of the Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P., a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presidio entered into an agreement, dated March 6, 1998 (the "Agreement"). On July 28, 1998, Olympia announced that it had accepted for payment 15,826 units properly tendered pursuant to the Offer. As a consequence of the Agreement, Presidio may be deemed to beneficially own the units owed by Olympia.

        HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998
                              NOTES TO FINANCIAL STATEMENTS

4.    REAL ESTATE

      The following table is a summary of the Partnership's real estate as of:

                                               September 30,       December 31,
                                                   1998                 1997
                                               ------------        ------------
Land ...................................       $  8,040,238        $  8,040,238
Buildings and improvements .............         53,669,603          53,338,898
                                               ------------        ------------
                                                 61,709,841          61,379,136
Less: Accumulated depreciation .........        (14,146,161)        (13,096,743)
                                               ------------        ------------
                                               $ 47,563,680        $ 48,282,393
                                               ============        ============

No write-downs for impairment were recorded for the nine months ended September 30, 1998 or 1997.
5.   DISTRIBUTIONS PAYABLE

                                                     September 30,    December 31,
                                                         1998            1997
                                                       --------         --------
Limited Partners ($2.55 per unit) ............         $948,003         $948,003
General Partners .............................           49,896           49,896
                                                       --------         --------
                                                       $997,899         $997,899
                                                       ========         ========

Such distributions were paid in the quarters subsequent to September 30, 1998 and December 31, 1997, respectively.

6.   DUE TO AFFILIATES

                                                          September 30,     December 31,
                                                              1998             1997
                                                            --------         --------
Partnership asset management fee ......................     $220,101         $220,101
Reorganization & litigation cost reimbursement (Note 7)         --            215,000
Property management fee ...............................       24,162           99,679
Non-accountable expense reimbursement .................       50,000           50,000
                                                            --------         --------
                                                            $294,263         $584,780
                                                            ========         ========

Such amounts were paid in the quarters subsequent to September 30, 1998 and December 31, 1997, respectively.

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998
                              NOTES TO FINANCIAL STATEMENTS


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

      The Court entered an order on January 14, 1997 rejecting the settlement and concluding that there had n ot been an adequate showing that the settlement was fair and reasonable. On February 24, 1997, the Court granted the request of one plaintiffs' law firm to withdraw as class counsel. Thereafter, in June 1997, the plaintiffs again amended their complaint (the "Second Amended Complaint"). The Second Amended Complaint asserts substantially the same claims as the Consolidated Complaint,

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998
                              NOTES TO FINANCIAL STATEMENTS

7.    COMMITMENTS AND CONTINGENCIES (CONTINUED)


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

      In September 1998, the parties in the lawsuit entered into a Memorandum of Understanding with respect to a settlement of the lawsuit. The Memorandum of Understanding provides, among other things, for a modification of the fees payable under the partnership agreement and a release of all claims against the defendants. The Memorandum of Understanding is subject to a number of conditions, including the agreement among the parties with respect to definitive documentation, approval by the court and approval by the limited partners of the modification referred to above. There can be no assurance that such conditions will be fulfilled.

      The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through September 30, 1998, the Partnership paid the General Partner a total of $1,039,511 for these costs.

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

        HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and together with operating cash flow are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties. As of September 30, 1998, total working capital reserves amounted to approximately $1,475,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate working capital reserves for capital improvements and capitalized lease procurement costs.

During the nine months ended September 30, 1998, cash and cash equivalents increased $37,905 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants) which amounted to $3,362,306 for the nine months ended September 30, 1998. The Partnership used $330,704 for capital expenditures related to capital and tenant improvements to the properties and $2,993,697 for distributions to partners for the nine months ended September 30, 1998.

The Partnership expects to continue to utilize a portion of its cash flow from operations and its reserves to pay for various capital and tenant improvements to the properties and leasing commissions. Vacancies at Tri-Columbus and Melrose II are currently being marketed to a variety of potential tenants. The Partnership is currently funding operating expenses at these locations from cash reserves. If and when replacement tenants are secured, it is likely that capital expenditures will be required to fund tenant improvements and leasing commissions. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize the remaining working capital reserves, reduce distributions,  or sell  one or more  properties.  Except  as  discussed  above, management is not aware of any other trends, events, commitments, or uncertainties that will have a significant impact on liquidity.

RESULTS OF OPERATIONS

The Partnership experienced a decrease in net income for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 primarily due to decreases in rental revenues, partially offset by decreases in costs and expenses. For the three months ended September 30, 1998, interest income and other income decreased as compared to the same period in the prior year. For the nine months ended September 30, 1998, interest income increased while other income decreased slightly as compared to the prior period.

During the three months ended September 30, 1998, rental revenue decreased as compared to the same period in 1997 due to the departure of a significant tenant at Tri-Columbus in July 1998. Rental revenue decreased during the nine months ended September 30, 1998 as compared to the same period in the prior year, primarily due to the April 1997 receipt of $1.5 million pursuant to the bankruptcy settlement of Handy Andy, the former sole tenant at Melrose II.

Costs and expenses decreased during the three and nine months ended September 30, 1998 as compared to the same periods in 1997. Operating expenses remained constant during the three months ended September 30, 1998 as compared to the same period in 1997 but decreased during the nine months ended September 30, 1998, primarily due to lower repair and maintenance costs at Sunrise due to the receipt of insurance proceeds in February, 1998, offsetting previously incurred

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

costs. Depreciation and amortization expenses decreased during the three and nine months ended September 30, 1998 as certain capitalized leasing commissions became fully amortized during 1998. Administrative expenses increased for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 due to higher legal and accounting fees related to ongoing litigation and a possible reorganization of the Partnership. Property management fees decreased during the three and nine months ended September 30, 1998 due to the decrease in revenues, as previously discussed.

Interest income decreased due to lower cash balances during the three months ended September 30, 1998 as compared to the same period in 1997. Overall interest income, however, for the nine months ended September 30, 1998 increased due to the higher average cash balances earlier in the year. Other income decreased during the three and nine months ended September 30, 1998 as compared to 1997 due to fewer ownership transfers.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

Legal Proceedings

The Partnership is a party to certain litigation. See Note 7 to financial statements for a description thereof.

Forward-looking Statements

When used in this quarterly report on Form 10-Q, the words "believes," anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Year 2000 Compliance

The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. The Partnership and its Manager (NorthStar Presidio Management Co., LLC) recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The manager is in the process of assessing its internal computer information systems and is now taking the further steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, the manager is currently in the process of installing a new fully compliant accounting and reporting system. The Manager is also currently reviewing its other internal systems and programs, along with those of its unaffiliated third party service providers, in order to insure compliance.

Further, the Manager and these service providers are currently evaluating and assessing those computer systems not related to information technology. These systems, that generally operate in a building include, without limitation, telecommunication systems, security systems (such as card-access door lock systems), energy management systems and elevator systems. As a result of the technology used in this type of equipment, it is possible that this equipment may not be repairable, and accordingly may require complete replacement. Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, the Manager does not believe that these costs will have a material adverse effect on the Partnership's business, financial condition or results. However, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control. The Manager is in the preliminary stages of evaluating these issues and will be developing contingency plans.

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998


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

                  (b) Reports on Form 8-K:
                      None

       HIGH EQUITY PARTNERS L.P. - SERIES 88 - FORM 10-Q - SEPTEMBER 30, 1998




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



                                          High Equity Partners L.P. - Series 88


                                          By:   Resources High Equity, Inc.
                                                Managing General Partner





Dated: November 12, 1998                  By:   /S/  Allan Rothschild
                                                ---------------------
                                                Allan Rothschild
                                                President
                                                (Duly Authorized Officer)




Dated: November 12, 1998                  By:   /S/  Lawrence Schachter
                                                 -----------------------
                                                 Lawrence Schachter
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)