Form 10-K
period 1998-12-31
HIGH EQUITY PARTNERS L P SERIES 88
filed 1999-03-31
CIK 831574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1998

                                       OR

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition Period from _______to _______

                         Commission file number: 0-16855

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       13-3394723
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

  411 West Putnam Avenue, Greenwich CT                     06830
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (203) 862-7444

Securities registered pursuant to Section 12(b) of the Act:

             None                                       None
     ---------------------           -------------------------------------------
     (Title of each class)           (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest, $250 Per Unit
              ----------------------------------------------------
                                (Title of class)

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

Item 1.           Business
                  --------

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

                  As  of  March  15,   1999,   the   Partnership   had  invested
substantially all of its total adjusted net proceeds available for investment after establishing a working capital reserve in the properties described below.

                  The Partnership's property investments which contributed more than 15% of the Partnership's total gross revenues were as follows: in 1998, Tri-Columbus, Sunrise, Livonia, and 568 Broadway represented 26%, 23%, 19% and 18% of gross revenues, respectively; in 1997, Tri-Columbus, Sunrise, Livonia, Melrose II, and 568 Broadway represented 23%, 18%, 18%, 17% and 15% of gross revenues, respectively; in 1996, TMR Warehouses, Sunrise, Livonia and 568 Broadway represented approximately 29%, 24%, 19%, and 16% of gross revenues, respectively.

                  The Partnership owned the following properties as of March 15, 1999:

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

                  The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively. As of January 1, 1999 and 1998, the Orange and Grove City buildings were each 100% leased to a single tenant. In 1998 Simmons Company renewed for one year in the Grove City facility and a five year renewal with expansion option during the initial two years of the renewal term should be finalized during the second quarter of 1999.

                  As of January 1, 1999, the Hilliard property was 100% vacant compared to 74% leased on January 1, 1998. Needed parking lot repairs were completed in 1998 and the property is being actively marketed. The property's location away from Interstate access is a deterrent to releasing.

                  The TMR Warehouses compete with numerous other warehouses in the market area.

                  (2) Melrose Crossing Shopping Center - Phase II. On February 3, 1989, the Partnership purchased the fee simple interest in Phase II of the Melrose Crossing Shopping Center ("Melrose-Phase II"). Melrose-Phase II, located in Melrose Park, Illinois, previously consisted of a 24,232 square foot retail store that had been leased to Highland Appliance, located on a parcel totaling
7.02 acres. Highland Appliance vacated in January 1992. The Property was 100% leased at January 1, 1998 and 100% vacant at January 1, 1999.

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

                  (3) Sunrise Marketplace. On February 15, 1989, the Partnership purchased the fee simple interest in Sunrise Marketplace ("Sunrise"), a 176,765 square foot neighborhood shopping center in Las Vegas , Nevada. The center is situated on 15.15 acres of land at the northeast corner of Nellis Boulevard and Stewart Avenue. Sunrise was 92% leased as of January 1, 1999 compared to 93% at January 1, 1998. There are no leases which represent at least 10% of the square footage of the center scheduled to expire during 1999. House of Fabrics is anticipated to renew in 12,000 square feet. Budgeted 1999 capital expenditures include repainting the center and parking lot repairs.

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

                  The Properties, which were substantially completed in October 1984 (Georgia), December 1988 (Minnesota), February 1983 (Indiana) and May 1988
(Ohio), have been 100% leased since completion. In 1998, the Indiana lease was renewed for five years through August 31, 2003 and Minnesota exercised a five year option through June 30, 2003. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1999.

                  (5) Livonia Plaza. On June 28, 1989, the Partnership purchased a fee simple interest in Livonia Plaza, a shopping center that was completed in December 1989, located in Livonia, Michigan.

                  Livonia Plaza is a 133,198 square foot neighborhood shopping center situated on a 13.9 acre site near the intersection of Five Mile Road and Bainbridge Avenue in Livonia, a western suburb of Detroit. In October 1996, the Partnership signed an agreement to expand the Kroger store to 55,700 square feet and purchased 1.77 acre of land adjacent to the center to facilitate the Kroger expansion. The expansion was completed in 1997 and Kroger incurred the costs of the building and parking lot construction. The Kroger lease was extended until 2017. Immediate competition for the center is a 78,000 square foot shopping center located across the street and another nearby 75,000 square foot shopping center.

                  Livonia Plaza was 95% leased as of January 1, 1999 and 100% leased on January 1, 1998. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 1999. Phase III of the parking lot repair work was completed in 1998 and there are no major capital expenditures budgeted for 1999 outside of costs anticipated in leasing the vacant space.

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

                  568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 100% leased as of January 1, 1999 and January 1, 1998. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 1999.

                  568 Broadway competes with other buildings in the SoHo area.

Write-downs for Impairment
--------------------------

                  See Note 4 to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of write-downs for impairment.

Competition
-----------

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

Employees
---------

                  Services are performed for the Partnership at the properties by on-site personnel. Salaries for such on-site personnel are paid or by unaffiliated management companies that service the Partnership's properties. Services are also performed by the Managing General Partner and by Resources Supervisory Management Corp. ("Resources Supervisory"), each of which is an affiliate of the Partnership. Resources Supervisory currently provides supervisory management and leasing services for 568 Broadway, Sunrise, Livonia Plaza and Melrose II and subcontracts certain management and leasing functions to unaffiliated third parties. TMR Warehouses and the properties leased by Super Valu are currently directly managed by Resources Supervisory.

                  The Partnership does not have any employees. NorthStar Presidio Management Company LLC performs accounting, secretarial, transfer and administrative services for the Partnership. See Item 10, "Directors and Executive Officers of the Registrant", Item11, "Executive Compensation", and
Item 13, "Certain Relationships and Related Transactions".

Item 2.           Properties
                  ----------

                  A description of the Partnership's  properties is contained in
Item 1 above (see Schedule III to the financial statements for additional information with respect to the properties).

Item 3.           Legal Proceeding
                  ----------------

                  The Broadway Joint Venture is currently involved in litigation with a number o present or former tenants who are in default on their lease obligations. Several of these tenants have asserted claims or counterclaims seeking monetary damages. The plaintiffs' allegations include, but are not limited to, claims for breach of contract, failure to provide certain services, overcharging of expenses and loss of profits and income. These suits seek total damages of in excess of $20 million plus additional damages of an indeterminable amount. The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgment in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the Broadway Joint Venture will prevail in those actions as well.

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

                  In May 1993, limited partners in High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, commenced an action (the "Action") in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all the purchasers of limited partnership interests in HEP-86. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint on behalf of a class consisting of all the purchasers of limited partnership interests in HEP-86, the Partnership, and Integrated Resources High Equity Partners, Series 85 another affiliated partnership (collectively, the "HEP Partnerships").

                  In November 1995, the original plaintiffs and intervening plaintiffs filed a consolidated class and derivative action complaint (the "Consolidated Complaint") alleging various state law class and derivative claims, including claims for breach of fiduciary duty; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code
Section 17200; negligence; dissolution, accounting, receivership and removal of general partner; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners of the HEP Partnerships collectively, "HEP General Partners" caused a waste of the HEP Partnerships' assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the investors in the HEP Partnerships, that the HEP General Partners breached their duty of loyalty and due care to the investors by expropriating management fees from the HEP Partnerships without trying to run the HEP Partnerships for the purposes for which they were intended; that the HEP General Partners were acting improperly to entrench themselves in their position of control over the HEP Partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units of limited partnership interest in the HEP Partnerships (collectively, the "HEP Units"); that, by refusing to seek the sale of the HEP Partnerships' properties, the HEP General Partners diminished the value of the investors' equity in the HEP Partnerships; that the HEP General Partners took heavily overvalued asset management fees; and that HEP Units were sold and marketed through the use of false and misleading statements.

                  In early 1996, the parties submitted a proposed settlement to the Court (the "Proposed Settlement"), which contemplated a reorganization of the three HEP Partnerships into a single real estate investment trust, pursuant to which approximately 85% of the shares of the real estate investment trust would have been allocated to investors in the three HEP Partnerships (assuming each of the HEP Partnerships participated in the reorganization), and approximately 15% of the shares would have been allocated to the HEP General Partners. As a consequence, the Proposed Settlement would, among other things, have approximately tripled the HEP General Partners' equity interests in the HEP Partnerships. In late 1996, the California Department of Corporations informed the Court of the conclusion that the Proposed Settlement was unfair, and, in early 1997, the Court declined to grant final approval of the Proposed Settlement because the Court was not persuaded that the Proposed Settlement was fair, adequate or reasonable as to the proposed class.

                  In July 1997, the plaintiffs filed an amended complaint, which generally asserts the same claims as the earlier Consolidated Complaint but contains more detailed factual assertions and eliminates some claims they had previously asserted. The HEP General Partners challenged the amended complaint on legal grounds and filed demurrers and a motion to strike. In October 1997, the Court granted substantial portions of the HEP General Partners' motions. Thereafter, the HEP General Partners served answers denying the allegations and asserting numerous defenses.

                  In February 1998, the Court certified three separate plaintiff classes consisting of the current owners of record of HEP Units (but excluding all defendants or entities related to such defendants), and appointed class counsel and liaison counsel.

                  In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The proposed settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure; (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners will use their best offers to effect a reorganization of the HEP Partnerships into REITs or other publicly traded entities. A hearing to consider whether the Court should give final approval to the Settlement
Stipulation is scheduled for April 14, 1999. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

                  The General Partners believe that each of the claims asserted in the Action are meritless and, if for any reason a final settlement pursuant to the Settlement Stipulation is not consummated, intend to continue to vigorously defend the Action.

              The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1998, the Partnership paid the General Partners a total of $1,034,510 for these costs.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5.           Market for the Registrant's Securities and
                  Related Security Holder Matters
                  ------------------------------------------

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

                  As of March 15, 1999, there were 6,647 holders of Units of the Partnership, owning an aggregate of 371,766 Units (including 10 Units held by the initial limited partner).

                  Distributions per Unit of the Partnership for 1997 and 1998 were as follows:

Distributions for the                                    Amount of Distribution
Quarter Ended                                                  Per Unit
---------------------                                    ----------------------

March 31, 1997                                                   $2.04
June 30, 1997                                                    $2.55
September 30, 1997                                               $2.55
December 31, 1997                                                $2.55
March 31, 1998                                                   $2.55
June 30, 1998                                                    $2.55
September 30, 1998                                               $2.55
December 31, 1998                                                $2.55

                  The source of distributions and capital improvements in 1997 and 1998 was cash flow from operations. All distributions are in excess of accumulated undistributed net income and, therefore, represent a return of capital to investors on a generally accepted accounting principles basis. There are no material restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations" for a discussion of factors which may affect the Partnership's ability to pay distributions.

                  From July 1996 through March 12, 1998, Millennium Funding IV Corp., a wholly owned indirect subsidiary of Presidio, purchased 47,270 units of the Partnership from various limited partners.

                  In connection with a tender offer for units of the Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P., a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 14,955 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of the units owned by Olympia as a result of the Offer, or 7,478 units, for $132.26 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Agreement.

                  Subsequent to the expiration of the tender offer described above, Millennium Funding IV Corp. purchased 9,534 limited partnership units from August 1998 through February 1999. The total of these purchases and the units purchased from Olympia (as described above) represents approximately 17.3% of the outstanding limited partnership units of the Partnership.


Item 6.           Selected Financial Data.
                  ------------------------

                                                   For the Years Ended December 31,
                      --------------------------------------------------------------------------------------------
                            1998             1997                  1996              1995                   1994
                      ------------     ------------          ------------      ------------           ------------
Revenues ........     $  7,882,248     $  9,189,172  (3)     $  7,759,188      $  7,422,184           $  7,124,114
Net Income (Loss)        2,995,631        3,708,687  (3)        2,152,172        (7,260,499) (1)         2,439,021
Net Income (Loss)
    Per Unit ....             7.65             9.48                  5.50            (18.55)                  6.23
Distributions
    Per Unit(2)..            10.20             9.69                  7.00              7.00                   7.00

Total Assets ....       55,087,481       56,296,853            56,381,690        56,305,498             66,210,947

(1) Net loss for the year ended December 31, 1995 includes a write-down for impairment on 568 Broadway, Sunrise and Melrose-Phase II in the aggregate amount of $10,042,900 or $25.66 per Unit.

(2) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.

(3) Revenues and Net Income for the year ended December 31, 1997 include approximately $1,500,000, or $3.83 per Unit, received pursuant to the bankruptcy settlement of a tenant.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  -------------------------------------------------

Liquidity and Capital Resources
-------------------------------


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

                  The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1998, all capital expenditures and all distributions were funded from cash flow from operations. As of December 31, 1998, total remaining working capital reserves amounted to approximately $1,530,000. The Partnership intends to distribute less than all of its future cash flow from operations in order to maintain adequate working capital reserves for capital improvements and capitalized lease procurement costs. If real estate market conditions deteriorate in areas where the Partnership's properties are located, there is substantial risk that future cash flow distributions may be reduced. Working capital reserves are temporarily invested in short-term instruments and are expected, together with operating cash flow, to be sufficient to fund anticipated capital improvements to the Partnership's properties.

                  During the year ended December 31, 1998, cash and cash equivalents decreased $19,554 as a result of capital expenditures and distributions to partners in excess of cash flows from operations. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $4,436,169 for the year ended December 31, 1998. The Partnership used $464,127 for capital expenditures related to capital and tenant improvements to the properties and $3,991,596 for distributions to partners for the year ended December 31, 1998.

                  The following table sets forth for each of the last three fiscal years, the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          Capital Improvements and Capitalized Tenant Procurement Costs
          -------------------------------------------------------------

                                        1998              1997             1996
                                      --------         --------         --------
568 Broadway ................         $166,742         $ 48,217         $132,801
Sunrise .....................          140,388            7,068          308,903
Livonia Plaza ...............          149,894          111,358            7,818
Melrose-Phase II ............           90,633           93,728            2,100
TMR Warehouse ...............           23,207           13,902           15,174
Super Valu ..................                0                0                0
                                      --------         --------         --------
TOTALS ......................         $570,864         $274,273         $466,796
                                      ========         ========         ========

                  The Partnership has budgeted expenditures for capital improvements and capitalized tenant procurement costs in 1999 which are expected to be funded from cash flow from operations. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

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

Real Estate Market
------------------

                  The real estate market has begun to recover (for selected markets and property types) from the effects of the substantial decline in the market value of existing properties. However, market values have been slow to recover, and high vacancy rates continue to exist in some areas. Technological changes are also occurring which may reduce the office space needs of many users. As a result, the Partnership's potential for realizing the full value of its investment in its properties is at continued risk.

Impairment of Assets
--------------------

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

                  All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment write-downs in prior years. Improvements in the real estate market and in the properties operations resulted in no write-downs for impairment being needed in 1996, 1997 or 1998.

                  The following table represents the write-downs for impairment recorded on the Partnership's properties.


                          Property
                          --------

                          568 Broadway                 $ 6,157,700
                          Sunrise                        8,500,000
                          Livonia Plaza                  2,100,000
                          Melrose-Phase II               2,881,000
                                                       -----------
                                                       $19,638,700
                                                       ===========

Results of Operations
---------------------

1998 vs. 1997
-------------

                  The Partnership experienced an decrease in net income for the year ended December 31, 1998 compared to 1997 primarily due to a decrease in rental revenues during 1998, partially offset by a decrease in costs and expenses.

                  Rental revenue decreased during the year ended December 31, 1998 as compared to the prior year, primarily due the departure of a significant tenant at Tri-Columbus in July 1998 and to the approximately $1.5 million received in April, 1997 pursuant to the bankruptcy settlement of Handy Andy, the former sole tenant at Melrose II.

                  Costs and expenses decreased for the year ended December 31, 1998 compared to 1997 due to lower operating expenses, administrative expenses and property management fees, partially offset by higher depreciation and amortization. Operating expenses decreased during the year ended December 31, 1998 due primarily to lower repair and maintenance costs at Sunrise due to the receipt of insurance proceeds in 1998 (offsetting previously incurred costs) and a decrease in insurance expenses at all of the properties due to the payment of lower premiums while coverage remained the same. Administrative expenses for the year ended December 31, 1998 decreased compared to 1997 due to lower legal and accounting fees related to the ongoing litigation and possible reorganization of the Partnership. Property management fees decreased during the year ended December 31, 1998 due to the decrease in revenues, as previously discussed. Depreciation and amortization expense increased in the current year due to higher depreciation recorded in 1998 on certain capitalized tenant improvements

                  Interest income and other income (transfer fees received from limited partner ownership transfers) remained relatively consistent during the year ended December 31, 1998 as compared to 1997.

1997 vs. 1996
-------------

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

Legal Proceedings
-----------------

                  The Partnership is a party to certain litigation. See Item 3 and Note 7 to the Partnership's financial statements for a description thereof.


Year 2000 Compliance
--------------------

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

Forward-looking Statements
--------------------------

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

Item 8.           Financial Statements and Supplementary Data.
                  --------------------------------------------

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  --------------------------------------------

                                    I N D E X
                                    ---------


Independent Auditors' Report.........................................    19

Financial statements, years ended December 31, 1998, 1997 and 1996

                  Balance Sheets......................................   20

                  Statements of Operations............................   21

                  Statements of Partners' Equity......................   22

                  Statements of Cash Flows............................   23

                  Notes to Financial Statements.......................   24

INDEPENDENT AUDITORS' REPORT


To the Partners of High Equity Partners L.P. - Series 88

We have audited the accompanying balance sheets of High Equity Partners L.P. - Series 88 (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Equity Partners L.P. - Series 88 at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
March 17, 1999
New York, NY

                              HIGH EQUITY PARTNERS L.P. - SERIES 88
                              -------------------------------------

                                         BALANCE SHEETS
                                         --------------
                                                                             December 31,
                                                                    ---------------------------
                                                                        1998           1997
                                                                    -----------     -----------
ASSETS

Real estate ...................................................     $47,293,445     $48,282,393
Cash and cash equivalents .....................................       6,520,698       6,540,252
Other assets ..................................................       1,131,282       1,280,167
Receivables ...................................................         142,056         194,041
                                                                    -----------     -----------

TOTAL ASSETS ..................................................     $55,087,481     $56,296,853
                                                                    ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Distributions payable .........................................     $   997,899     $   997,899
Accounts payable and accrued expenses .........................         789,910         761,559
Due to affiliates .............................................         343,022         584,780
                                                                    -----------     -----------

Total liabilities .............................................       2,130,831       2,344,238
                                                                    -----------     -----------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (371,766 units issued and outstanding)      50,308,799      51,254,962
General partners' equity ......................................       2,647,851       2,697,653
                                                                    -----------     -----------

Total partners' equity ........................................      52,956,650      53,952,615
                                                                    -----------     -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY ........................     $55,087,481     $56,296,853
                                                                    ===========     ===========


                        See notes to financial statements

                              HIGH EQUITY PARTNERS L.P. - SERIES 88
                              -------------------------------------

                                    STATEMENTS OF OPERATIONS
                                    ------------------------


                                                           For the Years Ended December 31,
                                                       ----------------------------------------
                                                          1998          1997            1996
                                                       ----------     ----------     ----------
Rental Revenue ...................................     $7,882,248     $9,189,172     $7,759,188
                                                       ----------     ----------     ----------

Costs and Expenses:

                  Operating expenses .............      1,420,916      1,901,434      1,799,966

                  Depreciation and amortization ..      1,685,884      1,570,724      1,551,738

                  Partnership asset management fee        880,404        880,404        880,404

                  Administrative expenses ........        958,011      1,157,958      1,354,895

                  Property management fee ........        270,074        305,203        246,908
                                                       ----------     ----------     ----------

                                                        5,215,289      5,815,723      5,833,911
                                                       ----------     ----------     ----------

Income before interest and other income ..........      2,666,959      3,373,449      1,925,277

                  Interest income ................        296,082        298,543        175,866

                  Other income ...................         32,590         36,695         51,029
                                                       ----------     ----------     ----------

Net income .......................................     $2,995,631     $3,708,687     $2,152,172
                                                       ==========     ==========     ==========

Net income attributable to:

                  Limited partners ...............     $2,845,849     $3,523,253     $2,044,563
                  General partners ...............        149,782        185,434        107,609
                                                       ----------     ----------     ----------

Net income .......................................     $2,995,631     $3,708,687     $2,152,172
                                                       ==========     ==========     ==========

Net income per unit of limited
Partnership  interest (371,766 units outstanding)      $     7.65     $     9.48     $     5.50
                                                       ==========     ==========     ==========

                        See notes to financial statements

                            HIGH EQUITY PARTNERS L.P. - SERIES 88
                            -------------------------------------

                                STATEMENTS OF PARTNERS' EQUITY
                                ------------------------------


                                                 General          Limited
                                               Partners'         Partners'
                                                 Equity           Equity             Total
                                            ------------      ------------      ------------
Balance, January 1, 1996 ..............     $  2,731,179      $ 51,891,920      $ 54,623,099

Net income ............................          107,609         2,044,563         2,152,172

Distributions as a return of capital
   ($7.00 per limited partnership unit)         (136,966)       (2,602,362)       (2,739,328)
                                            ------------      ------------      ------------

Balance, December 31, 1996 ............        2,701,822        51,334,121        54,035,943

Net income ............................          185,434         3,523,253         3,708,687

Distributions as a return of capital
($9.69 per limited partnership unit) ..         (189,603)       (3,602,412)       (3,792,015)
                                            ------------      ------------      ------------

Balance, December 31, 1997 ............        2,697,653        51,254,962        53,952,615

Net income ............................          149,782         2,845,849         2,995,631

Distributions as a return of capital
($10.20 per limited partnership unit) .         (199,584)       (3,792,012)       (3,991,596)
                                            ------------      ------------      ------------

Balance, December 31, 1998 ............     $  2,647,851      $ 50,308,799      $ 52,956,650
                                            ============      ============      ============



                        See notes to financial statements

                                   HIGH EQUITY PARTNERS L.P. - SERIES 88
                                   -------------------------------------

                                         STATEMENTS OF CASH FLOWS
                                         ------------------------


                                                                     For the Years Ended December 31,
                                                            ---------------------------------------------
                                                                1998             1997            1996
                                                            -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ............................................     $ 2,995,631      $ 3,708,687      $ 2,152,172
Adjustments to reconcile net income
  to net cash provided by operating activities:
                  Depreciation and amortization .......       1,685,884        1,570,724        1,551,738
                  Straight line adjustment for stepped
                     Lease rentals ....................          41,131          104,413           73,951
Changes in assets and liabilities:
                  Accounts payable and accrued expenses          28,351          253,303         (187,720)
                  Receivables .........................          51,985         (104,967)         195,656
                  Due to affiliates ...................        (241,758)        (567,878)         851,068
                  Other assets ........................        (125,055)        (184,006)        (151,620)
                                                            -----------      -----------      -----------

Net cash provided by operating activities .............       4,436,169        4,780,276        4,485,245
                                                            -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Improvements to real estate ...........................        (464,127)        (114,807)        (290,734)
                                                            -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Distribution to partners ..............................      (3,991,596)      (3,478,948)      (2,739,328)
                                                            -----------      -----------      -----------

(Decrease) Increase in Cash and Cash Equivalents ......         (19,554)       1,186,521        1,455,183

Cash and Cash Equivalents, Beginning of Year ..........       6,540,252        5,353,731        3,898,548
                                                            -----------      -----------      -----------

Cash and Cash Equivalents, End of Year ................     $ 6,520,698      $ 6,540,252      $ 5,353,731
                                                            ===========      ===========      ===========



                        See notes to financial statements

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.                ORGANIZATION
                  ------------

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

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  Financial statements
                  --------------------

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

                  Reclassifications
                  -----------------

                  Certain reclassifications have been made to the financial statements for the prior years in order to conform to the current year's presentation.

                  Cash and cash equivalents
                  -------------------------

                  For purposes of the balance sheets and statements of cash flows, the Partnership considers all short-term investments, which have maturities of three months or less from the date of issuance, to be cash equivalents.

                  Leases
                  ------

                  The Partnership accounts for its leases under the operating method. Under this method, revenue is recognized as rentals become due, except for stepped leases where the revenue from the lease is averaged over the life of the lease.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  Depreciation
                  ------------

                  Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less write-downs, if any. Tenant improvements are amortized over the applicable lease term.

                  Investments in joint ventures
                  -----------------------------

                  For properties purchased in joint venture ownership with other partnerships, the financial statements present the assets, liabilities, income and expenses of the joint venture on a pro rata basis in accordance with the Partnership's percentage of ownership.

                  Impairment of Assets
                  --------------------

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

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

                  Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

2.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change

                  Income taxes
                  ------------

                  No provision has been made for federal, state and local income taxes since they are the personal responsibility of the partners.

                  Net income (loss) and distributions per unit of limited partnership interest
                  --------------------------------------------------------------

                  Net income (loss) and distributions per unit of limited partnership interest is calculated based upon the number of units outstanding (371,766), for each of the years ended December 31, 1998, 1997 and 1996.

                  Comprehensive Income
                  --------------------

                  Because the Partnership has no items of other comprehensive income, the Partnership's net income and comprehensive net income are the same for all periods presented.

                  Recently Issued Accounting Pronouncements
                  -----------------------------------------

                  In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
                  Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and will be effective for the Partnership in January of 2000. Because the Partnership does not currently utilize derivatives of engage in hedging activities, management does not believe that implementation of this standard will have a material effect on the Partnership's financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

3.                CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
                  -----------------------------------------------------------

                  Resources High Equity, Inc., the Managing General Partner, is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is also a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the "General Partners"). Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations that are or may in the future be engaged in business that may be in competition with the Partnership.
                  Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of all the shares of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation.

                  Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio), an affiliate of NorthStar Capital Investment Corp., pursuant to which, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the year ended December 31, 1998 reimbursable expenses incurred by NorthStar Presidio amounted to approximately $102,019.

                  The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the years ended December 31, 1998, 1997 and 1996, Resources Supervisory was entitled to receive $270,074, $305,203, and $246,908, in total, of which $129,580, $108,247, and $120,387, was paid to unaffiliated management companies, respectively.

                  For  the  administration  of  the  Partnership,  the  Managing
                  General   Partner  is  entitled   to  receive  a   Partnership
                  Administration Fee of a maximum of $200,000 per year.

                  For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the years ended December 31, 1998, 1997 and 1996 the Managing General Partner earned $880,404.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

3.                CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
                  (CONTINUED)
                  -----------------------------------------------------------

                  The General Partners are allocated 5% of the net income of the Partnership, which amounted to $149,782, $185,434, and $107,609 in 1998, 1997 and 1996, respectively. The General
                  Partners are also entitled to receive 5% of distributions, which amounted to $199,584, $189,603, and $136,966 in the years ended December 31, 1998, 1997 and 1996, respectively.

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

                  From July 1996 through March 12, 1998, Millennium Funding IV Corp., a wholly owned indirect subsidiary of Presidio, purchased 47,270 units of the Partnership from various limited partners.

                  In connection with a tender offer for units of the Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P., a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 14,955 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of the units owned by Olympia as a result of the Offer, or 7,478 units, for $132.26 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Agreement

                  Subsequent to the expiration of the tender offer described above, Millennium Funding IV Corp. purchased 9,534 limited partnership units from August 1998 through February 1999. The total of these purchases and the units purchased from Olympia (as described above) represents approximately 17.3% of the outstanding limited partnership units of the Partnership.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

4.                REAL ESTATE
                  -----------

                  The Partnership recorded substantial write-downs for impairment prior to 1996. No write-downs were required for 1998, 1997 or 1996. The table below summarizes write-downs recorded on the properties:

                              Property
                              --------
                            568 Broadway                            $ 6,157,700
                            Sunrise                                   8,500,000
                            Livonia Plaza                             2,100,000
                            Melrose-Phase II                          2,881,000
                                                                    -----------

                                                                    $19,638,700
                                                                    ===========


                  The following table is a summary of the Partnership's real estate as of:

                                                                 December 31,
                                                        -------------------------------
                                                             1998               1997
                                                        ------------       ------------
                     Land                               $  8,040,238       $  8,040,238
                     Buildings and Improvements           53,803,025         53,338,898
                                                        ------------       ------------
                                                          61,843,263         61,379,136

                     Less: Accumulated depreciation      (14,549,818)       (13,096,743)
                                                        ------------       ------------
                                                        $ 47,923,445       $ 48,282,393
                                                        ============       ============

                  During 1998, revenues at the Tri Columbus, Sunrise, Livonia, and 568 Broadway properties represented 26%, 23%, 19% and 18% of gross revenues, respectively. No single tenant accounted for more than 10% of the Partnership's rental revenues.

                  The following is summary of the Partnership's share of anticipated future receipts under noncancellable leases:

               1999           2000             2001            2002            2003        Thereafter        Total
           -----------     -----------     -----------     -----------     -----------     -----------     -----------
Total:     $ 5,057,000     $ 4,899,000     $ 4,603,000     $ 4,359,000     $ 2,568,000     $6,305,000      $27,791,000
           ===========     ===========     ===========     ===========     ===========     ===========     ===========

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

5.                DISTRIBUTIONS PAYABLE
                  ---------------------

                                                                       December 31,
                                                                ----------------------------
                                                                  1998                1997
                                                                --------            --------
                     Limited partners ($2.55 per unit)          $948,003            $948,003
                     General partners                             49,896              49,896
                                                                --------            --------

                                                                $997,899            $997,899
                                                                ========            ========


                  Such distributions were paid in subsequent quarters.


 6.                DUE TO AFFILIATES
                   -----------------

                                                                                                  December 31,
                                                                                             ----------------------
                                                                                               1998          1997
                                                                                             --------      --------
                     Partnership asset management fee                                        $220,101      $220,101
                     Reorganization and litigation cost reimbursement (Note 7)                    ---       215,000
                     Property management fee                                                   72,921        99,679
                     Partnership administration fee                                            50,000        50,000
                                                                                             --------      --------

                                                                                             $343,022      $584,780
                                                                                             ========      ========
                  Such amounts were paid in subsequent quarters.

7.                COMMITMENTS AND CONTINGENCIES
                  -----------------------------

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

 7.               COMMITMENTS AND CONTINGENCIES (CONTINUED)
                  -----------------------------------------

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

 c) On or about May 11, 1993 High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, was advised of the existence of an action (the "California Action') in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint (the "Amended Complaint") on behalf of a class consisting of all of the purchasers of limited partnership interest in the Partnership, HEP-86, and Integrated Resources High Equity Partners, Series 85 ("HEP-85"), an affiliated partnership.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

 7.               COMMITMENTS AND CONTINGENCIES (CONTINUED)
                  -----------------------------------------

                  In May 1993, limited partners in High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, commenced an action (the "Action") in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all the purchasers of limited partnership interests in HEP-86. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint on behalf of a class consisting of all the purchasers of limited partnership interests in HEP-86, the Partnership, and Integrated Resources High Equity Partners, Series 85 another affiliated partnership (collectively, the "HEP Partnerships").

                  In November 1995, the original plaintiffs and intervening plaintiffs filed a consolidated class and derivative action complaint (the "Consolidated Complaint") alleging various state law class and derivative claims, including claims for breach of fiduciary duty; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Section 17200; negligence; dissolution, accounting, receivership and removal of general partner; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners of the HEP Partnerships collectively, "HEP General Partners" caused a waste of the HEP Partnerships' assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the investors in the HEP Partnerships, that the HEP General Partners breached their duty of loyalty and due care to the investors by expropriating management fees from the HEP Partnerships without trying to run the HEP Partnerships for the purposes for which they were intended; that the HEP General Partners were acting improperly to entrench themselves in their position of control over the HEP Partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units of limited partnership interest in the HEP Partnerships (collectively, the "HEP Units"); that, by refusing to seek the sale of the HEP Partnerships' properties, the HEP General Partners diminished the value of the investors' equity in the HEP Partnerships; that the HEP General Partners took heavily overvalued asset management fees; and that HEP Units were sold and marketed through the use of false and misleading statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

7.                COMMITMENTS AND CONTINGENCIES (CONTINUED)
                  -----------------------------------------

                  In early 1996, the parties submitted a proposed settlement to the Court (the "Proposed Settlement"), which contemplated a reorganization of the three HEP Partnerships into a single real estate investment trust, pursuant to which approximately 85% of the shares of the real estate investment trust would have been allocated to investors in the three HEP Partnerships (assuming each of the HEP Partnerships participated in the reorganization), and approximately 15% of the shares would have been allocated to the HEP General Partners. As a consequence, the Proposed Settlement would, among other things, have approximately tripled the HEP General Partners' equity interests in the HEP Partnerships. In late 1996, the California Department of Corporations informed the Court of the conclusion that the Proposed Settlement was unfair, and, in early 1997, the Court declined to grant final approval of the Proposed Settlement because the Court was not persuaded that the Proposed Settlement was fair, adequate or reasonable as to the proposed class.

                  In July 1997, the plaintiffs filed an amended complaint, which generally asserts the same claims as the earlier Consolidated Complaint but contains more detailed factual assertions and eliminates some claims they had previously asserted. The HEP General Partners challenged the amended complaint on legal grounds and filed demurrers and a motion to strike. In October 1997, the Court granted substantial portions of the HEP General Partners' motions. Thereafter, the HEP General Partners served answers denying the allegations and asserting numerous defenses.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

7.                COMMITMENTS AND CONTINGENCIES (CONTINUED)
                  -----------------------------------------
                  In February 1998, the Court certified three separate plaintiff classes consisting of the current owners of record of HEP Units (but excluding all defendants or entities related to such defendants), and appointed class counsel and liaison counsel.

                  In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The proposed settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure: (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners will use their best efforts to effect a reorganization of the HEP Partnerships into REITs or other publicly traded entities. A hearing to consider whether the Court should give final approval to the Settlement Stipulation is scheduled for April 14, 1999. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

                  The General Partners believe that each of the claims asserted in the Action are meritless and, if for any reason a final settlement pursuant to the Settlement Stipulation is not consummated, intend to continue to vigorously defend the Action.

                  The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1998, the Partnership paid the General Partners a total of $1,034,510 for these costs.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



8. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING
                  ---------------------------------------------------------

                  The Partnership files its tax returns on an accrual basis and has computed depreciation for tax purposes using the accelerated cost recovery and modified accelerated cost recovery systems, which are not in accordance with generally accepted accounting principles. The following is a reconciliation of the net income per the financial statements to net taxable income.

 .
                                                       Years Ended December 31,
                                            ---------------------------------------------
                                                1998             1997              1996
                                            -----------      -----------      -----------
Net income per financial statements ...     $ 2,995,631      $ 3,708,687      $ 2,152,172

Tax depreciation in excess of financial
   statement depreciation .............        (560,212)        (606,297)        (610,441)
                                            -----------      -----------      -----------

Net taxable income ....................     $ 2,435,419      $ 3,102,390      $ 1,541,731
                                            ===========      ===========      ===========

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


8. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING (CONTINUED)
                  ---------------------------------------

                  The   differences   between  the   Partnership's   assets  and
liabilities for tax purposes and financial reporting purposes are as follows:

    Net assets per financial statements                                          $52,956,650

    Write-down for impairment                                                     19,638,700

    Tax depreciation in excess of financial statement depreciation               (4,502,460)

    Fair market value  step-up in  connection  with purchase of
    joint venture interest not recognized for tax purposes                          304,942


    Organization costs not charged to partners' equity for tax purposes            2,788,171

    Building and accumulated depreciation, tax basis, not charged to loss on
    abandonment for tax purposes                                                   2,294,009
                                                                                  -----------

    Net assets per tax reporting                                                 $73,480,012
                                                                                 ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                  ------------------------------------------------
                  None.

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

                  As of March 1, 1999 the names and ages of, as well as the positions held by, the officers and directors of the Managing and Associate General Partners were as follows:

                                                                                                            Has served as a
                                                                                                            Director and/or
                                                                                                             Officer of the
                                                                                                                Managing
                                                                                                            General Partner
     Name                Age               Position Held                                                          since
---------------------------------------------------------------------------------------------------------------------------
W. Edward Scheetz         34               Director                                                         November 1997
David Hamamoto            39               Director                                                         November 1997
Dallas E. Lucas           36               Director                                                         August 1998
David King                36               Executive Vice President and Assistant Treasurer, Director       November 1997
Lawrence R. Schachter     42               Senior Vice President and Chief Financial Officer                January 1998
J. Peter Paganelli        40               Senior Vice President, Secretary and Treasurer                   March 1998
Allan B. Rothschild       37               President, Director                                              December 1997
Marc Gordon               34               Vice President                                                   November 1997
Charles Humber            25               Vice President                                                   November 1997
Adam Anhang               25               Vice President                                                   November 1997
Gregory Peck              24               Assistant Secretary                                              November 1997

-----------
                  There are no family relationships between or among any of the directors and/or executive officers of the General Partner.

                  W. Edward Scheetz co-founded NorthStar Capital Partners LLC with David Hamamoto in July 1997, From 1993 through 1997, Mr. Scheetz was a partner at Apollo Real Estate Advisors L.P. From 1989 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

                  David Hamamoto co-founded  NorthStar Capital Partners LLC with
W. Edward Scheetz in July 1997. From 1988 to 1997, Mr Hamamoto was a partner and a co-head of the real estate principal investment area at Goldman, Sachs & Co.

                  Dallas E. Lucas joined Northstar Capital Partners LLC in August 1998. From 1994 until then he was the Chief Financial Officer of Crescent Real Estate Equities Company. Prior to that he was a financial consulting and audit manager in the real estate services group of Arthur Anderson LLP.

                  David King joined NorthStar Capital Partners LLC in November 1997. From 1990 to 1997, Mr. King was associated with Olympia & York Companies
(USA) where he held the position of Senior Vice President of Finance. Prior to that Mr. King was employed with Bankers Trust in its real estate finance group.

                  Lawrence R. Schachter joined NorthStar Presidio in January 1998 From 1996 to 1998, Mr. Schachter was Controller at CB Commercial/Hampshire LLC. From 1995 to 1996, Mr. Schachter was Controller at Goodrich Associates. From 1992 to 1995, Mr. Schachter was Controller at Greenthal/Harlan Realty Services Co.

                  J. Peter Paganelli joined NorthStar Presido in March 1998. From 1997 to 1998, Mr. Paganelli was Director of Asset Management at Argent Ventures LLC, a private real estate aompany. From 1994 to 1997, Mr. Paganelli was a Vice President at Starwood Capital Group, LLC in its Asset Management Group. From 1986 to 1994, Mr. Paganelli was an Associate Director at Cushman & Wakefield, Inc. in its Financial Services and Asset Services Groups.

                  Allan B. Rothschild joined NorthStar Presidio in December 1997 From 1995 to 1997, Mr. Rothschild was Senior Vice President and General Counsel of Newkirk Limited Partnership. From 1987 to 1995, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

                  Marc Gordon joined NorthStar Capital Partners LLC in October 1997 From 1993 to 1997, Mr. Gordon was Vice President in the real estate investment banking group at Merrill Lynch. Prior to That, Mr. Gordon was associated with the law firm of Irell & Manella in its real estate and banking group.

                  Charles Humber joined NorthStar Capital Partners LLC in September 1997. From 1996 to 1997, Mr Humber was employed with Merrill Lynch in its real estate investment banking group. Prior to that, Mr. Humber was a student at Brown University.

                  Adam Anhang joined NorthStar Capital Partners LLC in August 1997. From 1996 to 1997, Mr. Anhang was employed by The Athena Group as part of its Russia and former Soviet Union development team. Prior to that, Mr. Anhang was a student at the Wharton School of the University of Pennsylvania.

                  Gregory  Peck joined  NorthStar  Capital  Partners LLC in July
1997. From 1996 to 1997, Mr. Peck was employed by Morgan Stanley as part of Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group. From 1994 to 1996, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group.

                  Many of the above officers and directors of the Managing General Partner and Associate General Partner are also officers and/or directors of the general partners of other public partnerships affiliated with Presidio or of various subsidiaries of Presidio.

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

Item 11.         Executive Compensation
                 ----------------------

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

                  As of March 1, 1999, an affiliate of the General Partners owned approximately 17.3% of the Units. No directors, officers or partners of the Managing General Partner presently own any Units. To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 15, 1999 (except as otherwise noted) by: (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such share-holders has sole voting and investment power as to the shares shown unless otherwise noted.

                  All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interests in PCIC (and beneficial ownership in Presidio) are held as follows:

                                                   Percentage Ownership in PCIC
                                                     and Percentage Beneficial
         Name of Beneficial Owner                      Ownership in Presidio
         ------------------------                  ----------------------------
      Five Percent Holders:
      NorthStar Presidio Captital Holding Corp.(1)             71.93%
      AG Presidio Investors, LLC (2)                           14.12%
      DK Presidio Investors, LLC (3)                            8.45%
      Stonehill Partners, L.P. (4)                              5.50%

   The holdings of the directors and executive officers of Presidio are as follows:

      Directors and Officers:
      -----------------------

      Adam Anhang (5)                                               0%
      Marc Gordon (5)                                               0%
      David Hamamoto (5)                                          71.93%
      Charles Humber (5)                                            0%
      David King (5)                                                0%
      Gregory Peck (5)                                              0%
      Dallas Lucas(5)                                               0%
      Allan Rothschild (5)                                          0%
      J. Peter Paganelli (5)                                        0%
      Lawrence Schachter (5)                                        0%
      W. Edward Scheetz (5)                                       71.93%

      Directors and Officers as a group:                          71.93%
      ----------------------------------



(1) NorthStar Presidio Capital Holding Corp. ("NS" Presidio") is a Delaware corporation whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York, 10022. NS Presidio has three shareholders: (1) NorthStar Partnership L.P., a Delaware limited partnership whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York, 10022, holds 99% of the common stock (non-voting); (II) David T. Hamamoto holds 0.5% of the common stock (voting); and (III) W. Edward Scheetz holds 0.5% of the common stock (voting).

(2) Each of Angelo, Gordon & Co., L.P., as sole manager of AG Presidio Investors, LLC and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Co., L.P., may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by AG Presidio Investors, LLC. Each of John
                  M. Angelo and Michael L. Gordon disclaims such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Co., L.P., 245 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, as sole manager of DK Presidio Investors, LLC, may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by DK Presidio Investors, LLC. The business address for such persons is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4) Includes shares of PCIC beneficially owned by Stonehill Offshore Partners Limited and Stonehill Partners, L.P. John A. Motulsky is a managing general partner of Stonehill Partners, L.P., a managing member of the investment advisor to Stonehill Offshore Partners Limited and a general partner of Stonehill Institutional Partners L.P. John A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such persons is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The Business address for such person is 527 Madison Avenue, 16th Floor, New York, 10022.

 Item 13.         Certain Relationships and Related Transactions
                  ----------------------------------------------

                  The General Partners and certain affiliated entities have, during the year ended December 31, 1998, earned or received compensation or payments for services or reimbursements from the Partnership or subsidiaries of Presidio as follows:

                                                                                         Compensation from
      Name of Recipient                              Capacity in Which Served            the Partnership
      -----------------                              ------------------------            ---------------
      Resources High Equity Inc.                     Managing General Partner             $1,275,996(1)

      Presidio AGP Corp.                             Associate General Partner                 3,992(2)

      Resources Supervisory Management Corp.         Affiliated Property Managers           140,494(3)

-----------

(1) Of this amount $195,592 represents the Managing General Partner's share of distributions of cash from operations, $200,000 represents the Partnership Administration Fee based on the total number of Units outstanding and $880,404 represents the Partnership Asset Management Fee for managing the affairs of the Partnership. Furthermore, under the Partnership's Limited Partnership Agreement 4.9% of the net income and net loss of the Partnership is allocated to the Managing General Partner. Pursuant thereto, for the year ended December 31, 1998, $118,823 of the Partnership's taxable income was allocated to the Managing General Partner.

(2) This amount represents the Associate General Partner's share of the distributions of cash from operations. For the year ended December 31, 1998, $2,425 of the Partnership's taxable income was allocated to the Associate General Partner pursuant to the Partnership's Limited Partnership Agreement. The Associate General Partner is entitled to receive 0.1% of the Partnership's net income or net loss.

3) This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly-owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties and the placement of certain tenants at those properties. The total fee payable to Resources Supervisory was $270,074 of which $129,580 was paid to unaffiliated management companies. All property management fees payable at December 31, 1998 have subsequently been paid.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K
                  ----------------------------------------

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

(b)               Reports on Form 8-K:

                  The Partnership filed the following report on Form 8-K during the last quarter of the fiscal year:

                  None.

                 Financial Statement Schedule Filed Pursuant to
                 ----------------------------------------------
                                  Item 14(a)(2)
                                  -------------


                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                      -------------------------------------

                             ADDITIONAL INFORMATION
                             ----------------------

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  --------------------------------------------

                                      INDEX
                                      -----


                                                                           Page
                                                                          Number
                                                                          ------

Additional financial information furnished pursuant to the requirements of Form 10-K:

             Schedules - December  31,  1998,  1997 and 1996
                and years then  ended, as required:


                 Schedule III - Real estate and accumulated depreciation    S-1

                              - Notes to Schedule III - Real estate and     S-2
                                accumulated depreciation




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

                                          HIGH EQUITY PARTNERS, L.P.-SERIES-88

                                          By:  RESOURCES HIGH EQUITY, INC.
                                               Managing General Partner


Dated: March 29, 1999                     By:  /s/ Allan Rothschild
                                              ---------------------
                                              Allan Rothschild
                                              President and Director
                                              (Principal Executive Officer)


                  Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.



Dated: March 29, 1999     By: /s/ Allan Rothschild
                              ---------------------
                              Allan Rothschild
                              President and Director
                              (Principal Executive Officer)



Dated: March 29, 1999     By:  /s/ Lawrence Schachter
                              -----------------------
                              Lawrence Schachter
                              Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)



Dated: March 29, 1999     By:  /s/ Dallas Lucas
                              -----------------
                              Dallas Lucas
                              Director


Dated: March 29, 1999     By:  /s/ David King
                              ---------------
                              David King
                              Director and Executive Vice President

HIGH EQUITY PARTNERS L.P. - SERIES 88

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998

                                                                                              Initial Cost
                                                                                    ----------------------------
                                                                                                      Buildings
                                                                                                         And
                              Description                       Encumbrances            Land         Improvement
                              -----------                       ------------            ----         -----------
RETAIL:

     Melrose II Shopping Center       Melrose Park  IL              $ ---           $ 1,375,000      $ 4,000,640

     Sunrise Marketplace              Las Vegas     NV                ---             3,024,968       13,469,031

     SuperValu Stores                 Various       --                ---             1,787,620        6,881,999

     Livonia Plaza                    Livonia       MI                ---             1,518,638        9,328,777
                                                                   ------           -----------      -----------


                                                                      ---             7,706,226       33,680,447

OFFICE:

     568 Broadway Office Building     New York      NY                ---             1,429,284        6,091,266

INDUSTRIAL:

     TMR Warehouses                   Various       OH                ---             1,355,621       19,694,413
                                                                   ------           -----------      -----------
                                                                   $  ---           $10,491,131      $59,466,126
                                                                   ======           ===========      ===========

                                                                                                          Reductions
                                                                                                            Recorded
                                                                  Costs Capitalized                      Subsequent to
                                                               Subsequent to Acquistion                    Acquisition
                                                           ---------------------------------            ---------------
                                                                                  Carrying
                                                           Improvements            Costs                  Write-downs
                                                           ------------            -----                  -----------
RETAIL:

     Melrose II Shopping Center       Melrose Park  IL     $   97,509           $       ---              $ (2,881,000)

     Sunrise Marketplace              Las Vegas     NV      1,731,369             1,342,536                (8,500,000)

     SuperValu Stores                 Various       --            ---               708,358                       ---

     Livonia Plaza                    Livonia       MI      1,192,293               880,080                (2,100,000)
                                                           ----------           -----------             -------------

                                                            3,041,171             2,930,974               (13,481,000)

OFFICE:

     568 Broadway Office Building     New York      NY      2,908,692               813,953                (6,157,700)

INDUSTRIAL:

     TMR Warehouses                   Various       OH        112,635             1,717,279                       ---
                                                           ----------            ----------             -------------

                                                           $6,062,498            $5,462,206             $ (19,638,700)
                                                           ==========            ==========             =============

                                                                          Gross Amount at which Carried
                                                                               at Close of Period
                                                                -------------------------- ---------------------
                                                                                    Buildings
                                                                                       And
                                                                    Land           Improvements         Total
                                                                ----------         -----------       -----------
RETAIL:

     Melrose II Shopping Center       Melrose Park  IL          $  638,742         $ 1,953,407       $ 2,592,149

     Sunrise Marketplace              Las Vegas     NV           1,811,849           9,276,055        11,087,904

     SuperValu Stores                 Various       --           1,935,936           7,442,041         9,377,977

     Livonia Plaza                    Livonia       MI           1,536,441           9,283,347        10,819,788
                                                                ----------         -----------       -----------

                                                                 5,922,968          27,954,850        33,877,818

OFFICE:

     568 Broadway Office Building     New York      NY             651,057           4,434,438         5,085,495

INDUSTRIAL:

     TMR Warehouses                   Various       OH           1,466,213          21,413,737        22,879,950
                                                                ----------         -----------       -----------

                                                                $8,040,238         $53,803,025       $61,843,263
                                                                ==========         ===========       ===========


                                                                    Accumulated
                                                                   Depreciation     Date Acquired
                                                                   ------------     -------------
RETAIL:

     Melrose II Shopping Center       Melrose Park  IL             $   430,269            1989

     Sunrise Marketplace              Las Vegas     NV               3,080,999            1989

     SuperValu Stores                 Various       --               1,837,326            1989

     Livonia Plaza                    Livonia       MI               2,284,241            1989
                                                                   -----------


                                                                     7,632,835

OFFICE:

     568 Broadway Office Building     New York      NY               1,644,770            1986

INDUSTRIAL:

     TMR Warehouses                   Various       OH               5,272,213            1988
                                                                   -----------
                                                                   $14,549,818
                                                                   ===========


Note:The aggregate cost for Federal income tax purposes is $81,481,963 at December 31, 1998.

HIGH EQUITY PARTNERS L.P.  - SERIES 88


NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(A)           RECONCILIATION OF REAL ESTATE OWNED:


                                         For the Years Ended December 31,
                                     -------------------------------------------
                                        1998            1997            1996
                                     -----------     -----------     -----------
BALANCE AT BEGINNING OF YEAR ...     $61,379,136     $61,264,329     $60,973,595

ADDITIONS DURING THE YEAR
    Improvements to Real Estate          464,127         114,807         290,734
                                     -----------     -----------     -----------

BALANCE AT END OF YEAR (1) .....     $61,843,263     $61,379,136     $61,264,329
                                     ===========     ===========     ===========


(1) INCLUDES THE INITIAL COST OF THE PROPERTIES PLUS ACQUISITION AND CLOSING COSTS.

(B)           RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                             For the Years Ended December 31,
                                     -------------------------------------------
                                         1998           1997            1996
                                     -----------     -----------     -----------
BALANCE AT BEGINNING OF YEAR ...     $13,096,743     $11,697,525     $10,307,676

ADDITIONS DURING THE YEAR
   Depreciation expense(1) .....       1,453,075       1,399,218       1,389,849
                                     -----------     -----------     -----------

BALANCE AT END OF YEAR .........     $14,549,818     $13,096,743     $11,697,525
                                     ===========     ===========     ===========


(1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS AND ON TENANT IMPROVEMENTS OVER THE ESTIMATED TERM OF THE RLEATED LEASE.