Form 10-Q
period 1999-03-31
HIGH EQUITY PARTNERS L P SERIES 88
filed 1999-05-17
CIK 831574

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

             Yes     X                                  No

--------------------------------------------------------------------------------

       HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999


                                    INDEX

                                                                       Page No.

Part I. Financial Information:

Balance Sheets--March 31, 1999 and December 31, 1998                      3

Statements of Operations--Three Months Ended March 31, 1999
and l998                                                                  4

Statement of Partners' Equity--Three Months Ended
March 31, 1999                                                            5

Statements of Cash Flows-- Three Months Ended
March 31, 1999 and 1998                                                   6

Notes to Financial Statements                                        7 - 12

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 13 - 15

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K                      16

       HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                                BALANCE SHEETS

                                                                     March 31, 1999           December 31, 1998
                                                                     --------------           -----------------
ASSETS

Real estate - net                                                  $      46,951,353           $       47,293,445
Cash and cash equivalents                                                  6,547,803                    6,520,698
Other assets                                                               1,101,457                    1,131,282
Receivables                                                                  167,681                      142,056
                                                                   -----------------           ------------------

                                                                   $      54,768,294           $       55,087,481
                                                                   =================           ==================

LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                              $         997,899           $          997,899
Accounts payable and accrued expenses                                      1,503,409                      789,910
Due to affiliates                                                            289,640                      343,022
                                                                   -----------------           ------------------

                                                                           2,790,948                    2,130,831
                                                                   -----------------           ------------------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (371,766
   units issued and outstanding)                                          49,378,461                   50,308,799

General partners' equity                                                   2,598,885                    2,647,851
                                                                   -----------------           ------------------

                                                                          51,977,346                   52,956,650
                                                                   -----------------           ------------------

                                                                   $      54,768,294           $       55,087,481
                                                                   =================           ==================





                        See notes to financial statements

    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                            STATEMENTS OF OPERATIONS



                                                                             For the Three Months Ended March 31,

                                                                            ----------------------------------
                                                                                     1999              1998
                                                                             -------------     -------------
Rental Revenue                                                                 $   1,743,975     $2,205,607
                                                                               -------------     ----------

Costs and Expenses:

     Operating expenses                                                              481,180           162,679
     Depreciation and amortization                                                   390,750           392,683
     Partnership asset management fee                                                220,101           220,101
     Administrative expenses                                                         717,243           335,754
     Property management fee                                                          47,027            60,828
                                                                               -------------     -------------

                                                                                   1,856,301         1,172,045
                                                                               -------------     -------------

(Loss) Income before interest and other income                                      (112,326)        1,033,562

     Interest income                                                                  63,261            73,968

     Other income                                                                     67,660               850
                                                                               -------------     -------------

Net income                                                                     $      18,595     $   1,108,380
                                                                               =============     =============

Net income attributable to:

     Limited partners                                                          $      17,665     $   1,052,961

     General partners                                                                    930            55,419
                                                                               -------------     -------------

Net income                                                                     $      18,595     $   1,108,380
                                                                               =============     =============

Net income per unit of limited
     Partnership interest (371,766 units
     Outstanding)                                                              $        0.05     $        2.83
                                                                               =============     =============

<

                        See notes to financial statements


    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                          STATEMENT OF PARTNERS' EQUITY



                                                       General Partners'    Limited Partners'
                                                             Equity               Equity               Total
                                                        ----------------    ---------------       --------------

Balance, January 1, 1999                               $      2,647,851      $     50,308,799   $     52,956,650

Net income for the three months
ended March 31, 1999                                                930                17,665             18,595

Distributions as a return of capital for
the three months ended March 31, 1999
($2.55 per limited partnership unit)                            (49,896)             (948,003)          (997,899)
                                                       -----------------     -----------------   ----------------

Balance, March 31, 1999                                $      2,598,885      $     49,378,461   $     51,977,346
                                                       ================      ================   ================








                        See notes to financial statements

    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                            STATEMENTS OF CASH FLOWS




                                                                              For the Three Months Ended March 31,
                                                                             ----------------------------------------
                                                                                      1999                 1998
                                                                                      -----                ----


Cash Flows From Operating Activities:

     Net income                                                               $        18,595      $     1,108,380
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                                                390,750              392,683
         Straight line adjustment for stepped
           lease rentals                                                               10,283               26,103
     Changes in assets and liabilities:
         Accounts payable and accrued expenses                                        713,499             (100,540)
         Receivables                                                                  (25,625)            ( 91,954)
         Due to affiliates                                                            (53,382)            ( 73,429)
         Other assets                                                                  (7,937)             (16,007)
                                                                              ----------------     ----------------

     Net cash provided by operating activities                                      1,046,183            1,245,236
                                                                              ---------------      ---------------

Cash Flows From Investing Activities:

     Improvements to real estate                                                      (21,179)            ( 96,082)
                                                                              ----------------     ----------------

Cash Flows From Financing Activities:

     Distributions to partners                                                       (997,899)          (  997,899)
                                                                              ----------------     ----------------

Increase in Cash and Cash Equivalents                                                  27,105              151,255

Cash and Cash Equivalents, Beginning of Year                                        6,520,698            6,540,252
                                                                              ---------------      ---------------

Cash and Cash Equivalents, End of Quarter                                     $     6,547,803      $     6,691,507
                                                                              ===============      ===============

                       See notes to financial statements

    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                        NOTES TO FINANCIAL STATEMENTS

l.                GENERAL


The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form l0-K for the year ended December 3l, l998.

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                          NOTES TO FINANCIAL STATEMENTS

3.                CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

The Managing General Partner of the Partnership, Resources High Equity, Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. For the three months ended March 31, 1999, reimbursable expenses incurred by NorthStar Presidio related to the Partnership amounted to approximately $25,500.

The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the quarters ended March 31, 1999 and 1998, Resources Supervisory was entitled to receive $47,027 and $60,828, respectively, of which $27,488 and $34,578 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory.

    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                          NOTES TO FINANCIAL STATEMENTS

3.                 CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
                   CONTINUED)


For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. For each of the quarters ended March 31, 1999 and 1998, the Managing General Partner received $50,000.

For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended March 31, 1999 and 1998, the Managing General Partner received $220,101.

The General Partners are allocated 5% of the net income of the Partnership, which amounted to $930 and $55,419 for the quarters ended March 31, 1999 and 1998, respectively. They are also entitled to receive 5% of distributions, which amounted to $49,896 for each of the quarters ended March 31, 1999 and 1998.

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

In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 14,955 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of those units owned by Olympia as a result of the Offer, or 7,478 units, for $132.26 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Agreement.

Subsequent to the expiration of the tender offer described above, Millennium Funding IV Corp. purchased an additional 12,276 limited partnership units from August 1998 through May 1999. The total number of units purchased by Millenium Funding IV Corp. represents approximately 18.0% of the outstanding limited partnership units of the Partnership.

    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                          NOTES TO FINANCIAL STATEMENTS

4.                REAL ESTATE

The following table is a summary of the Partnership's real estate as of:


                                                                           March 31, 1999          December 31, 1998
                                                                           --------------          -----------------
Land                                                                       $   8,040,238             $    8,040,238
Buildings and improvements                                                    53,824,204                 53,803,025
                                                                              ----------                 ----------
                                                                              61,864,442                 61,843,263
Less: Accumulated depreciation                                              (14,913,089)               (14,549,818)
                                                                            ------------               -----------
                                                                           $  46,951,353              $  47,923,445
                                                                           =============              =============


5.                DISTRIBUTIONS PAYABLE


                                                                          March 31, 1999          December 31, 1998
                                                                          --------------          -----------------
Limited Partners ($2.55 per unit)                                         $      948,003             $      948,003
General Partners                                                                  49,896                     49,896
                                                                          --------------             --------------
                                                                          $      997,899             $      997,899
                                                                          ==============             ==============




Such distributions were paid in the subsequent quarters.



6.                DUE TO AFFILIATES


                                                                         March 31, 1999          December 31, 1998
                                                                         --------------          -----------------
Partnership asset management fee                                         $      220,101             $      220,101
Property management fee                                                          19,539                     72,921
Non-accountable expense reimbursement                                            50,000                     50,000
                                                                         --------------             --------------
                                                                         $      289,640             $      343,022
                                                                         ==============             ==============


Such amounts were paid in the subsequent quarters.

    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES

In May 1993, limited partners in High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated partnership, commenced an action (the "Action") in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all the purchasers of limited partnership interests in HEP-86. On April 7, 1994 the plaintiffs were granted leave to file an amended complaint on behalf of a class consisting of all the purchasers of limited partnership interests in HEP-86, the Partnership, and Integrated Resources High Equity Partners, Series 85 ("HEP-85"), another affiliated partnership (collectively, the "HEP Partnerships").

In November 1995, the original plaintiffs and intervening plaintiffs filed a consolidated class and derivative action complaint (the "Consolidated Complaint") alleging various state law class and derivative claims, including claims for breach of fiduciary duty; breach of contract; unfair and fraudulent business practices under California Bus. & Prof. Code Section 17200; negligence; dissolution, accounting, receivership and removal of general partner; fraud; and negligent misrepresentation. The Consolidated Complaint alleges, among other things, that the general partners of the HEP Partnerships (collectively, "HEP General Partners") caused a waste of the HEP Partnerships' assets by collecting management fees in lieu of pursuing a strategy to maximize the value of the investments owned by the investors in the HEP Partnerships, that the HEP General Partners breached their duty of loyalty and due care to the investors by expropriating management fees from the HEP Partnerships without trying to run the HEP Partnerships for the purposes for which they were intended; that the HEP General Partners were acting improperly to entrench themselves in their position of control over the HEP Partnerships and that their actions prevented non-affiliated entities from making and completing tender offers to purchase units of limited partnership interest in the HEP Partnerships (collectively, the "HEP Units"); that, by refusing to seek the sale of the HEP Partnerships' properties, the HEP General Partners diminished the value of the investors' equity in the HEP Partnerships; that the HEP General Partners took heavily overvalued asset management fees; and that HEP Units were sold and marketed through the use of false and misleading statements.

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

    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The proposed settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure; (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners will use their best efforts to effect a reorganization of the HEP Partnerships into REIT's or other publicly traded entities. At a hearing held on April 29, 1999, the Court approved the proposed settlement in its entirety and directed entry of judgement to that effect. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

The General Partners believe that each of the claims asserted in the Action are meritless and, if for any reason a final settlement pursuant to the Settlement Stipulation is not consummated, intend to continue to vigorously defend the Action. At a hearing held on April 29, 1999, the Court also awarded a total of $2.5 million in attorneys' fees and reimbursement of expenses to Class and objectors' counsel. Of that total, $875,000 is to be paid by the General Partners and the balance by the HEP Partnerships.

The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through March 31, 1999, the Partnership paid the General Partners a total of $1,034,510 for these costs.

    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and together with operating cash flow are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties. As of March 31, 1999, total working capital reserves amounted to approximately $1,475,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate working capital reserves for capital improvements and capitalized lease procurement costs.

During the three months ended March 31, 1999, cash and cash equivalents increased $27,105 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants less property operating expenses) which amounted to $1,046,183 for the three months ended March 31, 1999. The Partnership used $21,179 for capital expenditures related to capital and tenant improvements to the properties and $997,899 for distributions to partners for the three months ended March 31, 1999.

The Partnership expects to continue to utilize a portion of its cash flow from operations and its reserves to pay for various capital and tenant improvements to the properties and leasing commissions. Vacancies at Tri-Columbus and Melrose II are currently being marketed to a variety of potential tenants. The Partnership is currently funding operating expenses at these locations from cash reserves. If and when replacement tenants are secured, it is likely that capital expenditures will be required to fund tenant improvements and leasing commissions. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize its remaining working capital reserves, reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments, or uncertainties that will have a significant impact on liquidity.

RESULTS OF OPERATIONS

The Partnership experienced a decrease in net income for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to decreases in rental revenues and higher costs and expenses. For the three months ended March 31, 1999, other income increased, partially offset by lower interest income as compared to the same period in the prior year.

During the three months ended March 31, 1999, rental revenue decreased as compared to the same period in 1998 due primarily to the departure of significant tenants at Tri-Columbus and Melrose II during the latter part of 1998.

    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs and expenses increased during the three months ended March 31, 1999 as compared to the same period in 1998. Operating expenses increased during the three months ended March 31, 1999, primarily due to higher repair and maintenance costs at Sunrise due to the receipt of insurance proceeds in February 1998, offsetting previously incurred costs. In addition, administrative expenses increased for the three months ended March 31, 1999 due to higher legal fees related to ongoing litigation and a possible reorganization of the Partnership. Property management fees were lower due to the decrease in revenues, as previously discussed.

Interest income decreased due to lower cash balances during the three months ended March 31, 1999 as compared to the same period in 1998. Other income increased during the three months ended March 31, 1999 as compared to 1998 due to a greater number of ownership transfers in the current year, on which the Partnership earns a transfer fee.

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

    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The manager has assessed its internal computer information systems and is now taking the further steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, the manager installed a new fully compliant accounting and reporting system in December 1998. Further, the Manager anticipates that the internal computer systems will be fully Year 2000 compliant by the end of the third quarter of 1999. The Manager is also currently reviewing other systems and programs of its unaffiliated third party service providers, in order to insure compliance. This process is expected to be completed during the third quarter of 1999.

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

    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

                          PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings

         (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:  There were no exhibits filed.

         (b)      Reports on Form 8-K:
                  None

    HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - MARCH 31, 1999

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

                                        High Equity Partners L.P. - Series 88

                                 By:    Resources High Equity, Inc.
                                        Managing General Partner


Dated: May 12, 1999              By:    /S/  Allan Rothschild
                                        ---------------------
                                        Allan Rothschild
                                        President
                                        (Duly Authorized Officer)


Dated: May 12, 1999              By:    /S/  Lawrence Schachter
                                        -----------------------
                                        Lawrence Schachter
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)