Form 10-Q
period 1999-06-30
HIGH EQUITY PARTNERS L P SERIES 88
filed 1999-08-13
CIK 831574

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

                  For the quarterly period ended June 30, 1999

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

                        Yes     X                  No  _____
                              -----
--------------------------------------------------------------------------------

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999


                                      INDEX

                                                                     Page No.


Part I. Financial Information:

Balance Sheets--June 30, 1999 and December 31, 1998                        3

Statements of Operations--Three and Six Months Ended
June 30, 1999 and l998                                                     4

Statement of Partners' Equity--Six Months Ended
June 30, 1999                                                              5

Statements of Cash Flows-- Six Months Ended
June 30, 1999 and 1998                                                     6

Notes to Financial Statements                                         7 - 12

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                  13 - 15

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K                       16

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999


                                 BALANCE SHEETS


                                                     June 30, 1999            December 31, 1998
                                                     -------------            -----------------
ASSETS

Real estate - net                                 $      46,588,728            $       47,293,445
Cash and cash equivalents                                 6,563,858                     6,520,698
Other assets                                              1,230,113                     1,131,282
Receivables                                                 330,761                       142,056
                                                  -----------------            ------------------
                                                  $      54,713,460            $       55,087,481
                                                  =================            ==================

LIABILITIES AND PARTNERS' EQUITY

Distributions payable                             $         997,899            $          997,899
Accounts payable and accrued expenses                     1,537,963                       789,910
Due to affiliates                                           297,226                       343,022
                                                  -----------------            ------------------
                                                          2,833,088                     2,130,831
                                                  -----------------            ------------------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (371,766
   units issued and outstanding)                         49,286,337                    50,308,799
General partners' equity                                  2,594,035                     2,647,851
                                                  -----------------            ------------------
                                                         51,880,372                    52,956,650
                                                  -----------------            ------------------
                                                  $      54,713,460            $       55,087,481
                                                  =================            ==================




                        See notes to financial statements

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999


                            STATEMENTS OF OPERATIONS


                                                  For the Three Months Ended            For the Six Months Ended
                                                           June 30,                              June 30,
                                                  --------------------------            ------------------------
                                                     1999             1998               1999             1998
                                                     ----             ----               ----             ----

Rental Revenue                                  $  2,051,488        $1,842,936         $3,795,463      $  4,048,543
                                                ------------        ----------         ----------      ------------
Costs and Expenses:

     Operating expenses                              424,240           506,119            905,420          668,798
     Depreciation and amortization                   390,750           392,683            781,500          785,366
     Partnership management fee                      220,101           220,101            440,202          440,202
     Administrative expenses                         143,470           350,923            860,713          686,677
     Property management fee                          58,555            49,941            105,581          110,769
                                                 -----------       -----------        -----------     ------------
                                                   1,237,116         1,519,767          3,093,416        2,691,812
                                                 -----------       -----------        -----------     ------------

Income before interest and other income              814,372           323,169            702,047        1,356,731

     Interest income                                  80,342            95,210            143,603          169,178

     Other income                                      6,210            18,180             73,870           19,030
                                                 -----------       -----------        -----------     ------------

Net income                                       $   900,924       $   436,559        $   919,520     $  1,544,939
                                                 ===========       ===========        ===========     ============

Net income attributable to:

     Limited partners                            $   855,878       $   414,731        $   873,544     $  1,467,692

     General partners                                 45,046            21,828             45,976           77,247
                                                 -----------       -----------        -----------     ------------

Net income                                       $   900,924       $   436,559        $   919,520     $  1,544,939
                                                 ===========       ===========        ===========     ============

Net income per unit of limited
     partnership interest (371,766 units
     outstanding)                                $      2.30       $      1.12        $      2.35     $       3.95
                                                 ===========       ===========        ===========     ============




                        See notes to financial statements

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999


                          STATEMENT OF PARTNERS' EQUITY


                                                        General Partners'     Limited Partners'
                                                              Equity               Equity                Total
                                                        -----------------     -----------------          ------

Balance, January 1, 1999                                $      2,647,851      $     50,308,799   $     52,956,650

Net income for the six months
ended June 30, 1999                                               45,976               873,544            919,520

Distributions as a return of capital for
the six months ended June 30, 1999
($5.10 per limited partnership unit)                             (99,792)           (1,896,006)        (1,995,798)
                                                        -----------------     -----------------   ----------------

Balance, June 30, 1999                                  $      2,594,035      $     49,286,337   $     51,880,372
                                                        ================      ================   ================





                                       See notes to financial statements

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999


                            STATEMENTS OF CASH FLOWS



                                                                                     For the Six Months Ended
                                                                                              June 30,
                                                                                     ------------------------
                                                                                       1999                 1998
                                                                                       -----                ----
Cash Flows From Operating Activities:

     Net income                                                                $       919,520      $     1,544,939
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                                                 781,500              785,366
         Straight line adjustment for stepped
           lease rentals                                                                20,566               52,206
     Changes in assets and liabilities:
         Accounts payable and accrued expenses                                         748,053              (40,461)
         Receivables                                                                  (188,705)             (93,642)
         Due to affiliates                                                             (45,796)            (297,518)
         Other assets                                                                 (174,357)             (20,668)
                                                                               ----------------     ----------------

     Net cash provided by operating activities                                       2,060,781            1,930,222
                                                                               ---------------      ---------------

Cash Flows From Investing Activities:

     Improvements to real estate                                                       (21,823)            (185,254)
                                                                               ----------------     ----------------

Cash Flows From Financing Activities:

     Distributions to partners                                                      (1,995,798)          (1,995,798)
                                                                               ----------------     ----------------

Increase (Decrease) in Cash and Cash Equivalents                                        43,160             (250,830)

Cash and Cash Equivalents, Beginning of Year                                         6,520,698            6,540,252
                                                                               ---------------      ---------------

Cash and Cash Equivalents, End of Quarter                                      $     6,563,858      $     6,289,422
                                                                               ===============      ===============



                        See notes to financial statements

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999


                          NOTES TO FINANCIAL STATEMENTS

l.   GENERAL

The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form l0-K for the year ended December 3l, l998.

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

The Managing General Partner of the Partnership, Resources High Equity, Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. For the six months ended June 30, 1999 and 1998, reimbursable expenses incurred by NorthStar Presidio related to the Partnership amounted to approximately $51,000 and $44,700, respectively.

The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the quarters ended June 30, 1999 and 1998, Resources Supervisory was entitled to receive $58,555 and $49,941, respectively, of which $31,430 and $32,780 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory. For the six months ended June 30, 1999 and 1998, Resources Supervisory was entitled to receive $105,581 and $110,769, respectively, of which $58,917 and $67,358 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory.

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999

                          NOTES TO FINANCIAL STATEMENTS


3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. For each of the quarters ended June 30, 1999 and 1998, the Managing General Partner received $50,000. For each of the six-month periods ended June 30, 1999 and 1998, the Managing General Partner received $100,000.

For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For each of the quarters ended June 30, 1999 and 1998, the Managing General Partner received $220,101. For each of the six-month periods ended June 30, 1999 and 1998, the Managing General Partner received $440,202.

The General Partners are allocated 5% of the net income of the Partnership, which amounted to $45,046 and $21,828 for the quarters ended June 30, 1999 and 1998, respectively. Net income allocated to the General Partners amounted to $45,976 and $77,247 for the six months ended June 30, 1999 and 1998, respectively. They are also entitled to receive 5% of distributions, which amounted to $49,896 for each of the quarters ended June 30, 1999 and 1998. Distributions allocated to the General Partners amounted to $99,792 for the six months ended June 30, 1999 and 1998.

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

From July 1996 through March 12, 1998, Millennium Funding IV Corp.("MFIV"), a wholly owned indirect subsidiary of Presidio, purchased 47,270 units of the Partnership from various limited partners.

In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 14,955 units properly tendered pursuant to the Offer. Pursuant to the Agreement, MFIV purchased 50% of those units owned by Olympia as a result of the Offer, or 7,478 units, for $132.26 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Agreement.

Subsequent to the expiration of the tender offer described above, MFIV purchased an additional 12,396 limited partnership units from August 1998 through July 1999. The total number of units purchased by MFIV represents approximately 18.1% of the outstanding limited partnership units of the Partnership.

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

4.   REAL ESTATE

The following table is a summary of the Partnership's real estate as of:

                                                                            June 30, 1999          December 31, 1998
                                                                            -------------          -----------------

Land                                                                          $  8,040,238              $  8,040,238
Buildings and improvements                                                      53,824,848                53,803,025
                                                                              ------------              ------------
                                                                                61,865,086                61,843,263
Less: Accumulated depreciation                                                (15,276,358)              (14,549,818)
                                                                              ------------              ------------
                                                                              $ 46,588,728              $ 47,923,445
                                                                              ============              ============



5.                DISTRIBUTIONS PAYABLE

                                                                             June 30, 1999          December 31, 1998
                                                                             -------------          -----------------

Limited Partners ($2.55 per unit)                                               $  948,003                 $  948,003
General Partners                                                                    49,896                     49,896
                                                                                ----------                 ---------
                                                                                $  997,899                 $  997,899
                                                                                ==========                 ==========

Such distributions were paid in the subsequent quarters.


6.                DUE TO AFFILIATES

                                                                         June 30, 1999           December 31, 1998
                                                                         -------------           -----------------

Partnership asset management fee                                             $  220,101                 $  220,101
Property management fee                                                          27,125                     72,921
Non-accountable expense reimbursement                                            50,000                     50,000
                                                                             ----------                 ----------
                                                                             $  297,226                 $  343,022
                                                                             ==========                 ==========



Such amounts were paid in the subsequent quarters.

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999


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

In early 1996, the parties submitted a proposed settlement to the Court (the "Proposed Settlement"), which contemplated a reorganization of the three HEP Partnerships into a single real estate investment trust ("REIT"), pursuant to which approximately 85% of the shares of the REIT would have been allocated to investors in the three HEP Partnerships (assuming each of the HEP Partnerships participated in the reorganization), and approximately 15% of the shares would have been allocated to the HEP General Partners. In early 1997, the Court declined to grant final approval of the Proposed Settlement because the Court was not persuaded that the Proposed Settlement was fair, adequate or reasonable as to the proposed class.

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999


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

In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure; (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners would use their best efforts to effect a reorganization of the HEP Partnerships into separate REIT's or other publicly traded entities. At a hearing held on April 29, 1999, the Court approved the settlement in its entirety and directed entry of judgement to that effect. As the first step in implementing the settlement, the General Partners are currently soliciting the consent of limited partners to the amendments to the Partnership Agreements referred to above. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

The General Partners believe that each of the claims asserted in the Action are meritless and, if for any reason a final settlement pursuant to the Settlement Stipulation is not consummated, intend to continue to vigorously defend the Action. At a hearing held on April 29, 1999, the Court also awarded a total of $2.5 million in attorneys' fees and reimbursement of expenses to Class and objectors' counsel. Of that total, $875,000 is to be paid by the General Partners and the balance by the HEP Partnerships. Accordingly, the Partnership accrued $542,000 at March 31, 1999 related to these costs, which are expected to be paid in the third quarter of 1999. The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through June 30, 1999, the Partnership paid the General Partners a total of $1,034,510 for these costs.

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and together with operating cash flow are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties. As of June 30, 1999, total working capital reserves amounted to approximately $1,475,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate working capital reserves for capital improvements and capitalized lease procurement costs.

During the six months ended June 30, 1999, cash and cash equivalents increased $43,160 as a result of cash provided by operations in excess of capital expenditures and distributions to partners. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants less property operating expenses) which amounted to $2,060,781 for the six months ended June 30, 1999. The Partnership used $21,823 for capital expenditures related to capital and tenant improvements to the properties and $1,995,798 for distributions to partners for the six months ended June 30, 1999.

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

RESULTS OF OPERATIONS

The Partnership experienced a decrease in net income for the six months ended June 30, 1999 as compared to the same period in 1998 primarily due to higher costs and expenses and lower rental revenues. For the three months ended June 30, 1999, net income increased as compared to the same period in the prior year due primarily to an increase in rental revenues and a decrease in costs and expenses.

During the six months ended June 30, 1999, rental revenue decreased as compared to the same period in 1998 due primarily to the departure of significant tenants at Tri-Columbus and Melrose II during 1998. These decreases were offset by an increase in rental revenue during the three months ended June 30, 1999 at 568 Broadway due to higher overall rental rates at the property.

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs and expenses increased during the six months ended June 30, 1999 as compared to the same period in 1998 due to higher operating and administrative expenses. However, costs and expenses decreased during the three months ended June 30, 1999 due primarily to lower operating and administrative expenses as compared to the same period in the prior year. Operating expenses increased during the six months ended June 30, 1999, primarily due to higher repair and maintenance costs at Sunrise due to the receipt of insurance proceeds in February 1998, offsetting previously incurred costs. This increase was offset by lower real estate taxes at Melrose II during the three months ended June 30, 1999. Administrative expenses increased for the six months ended June 30, 1999 due to higher legal fees incurred during the first quarter of 1999 pursuant to the Settlement Agreement related to the ongoing litigation and possible reorganization of the Partnership (see Note 7). However, administrative fees for the three months ended June 30, 1999 decreased as compared to the same period in the prior year due to lower legal fees incurred during the second quarter as a result of the potential settlement. Property management fees were lower during the six months ended June 30, 1999 as compared to the same period in the prior year and higher during the three month period ended June 30, 1999 due to the respective decrease and increase in revenues, as previously discussed.

During the three and six month periods ended June 30, 1999, interest income decreased due to lower invested cash balances during 1999 as compared to the same periods in 1998. Other income increased during the six months ended June 30, 1999 as compared to the same period in 1998 due to a greater number of investor transfers (primarily during the first quarter of 1999) on which the Partnership earns a transfer fee. However, other income decreased during the three months ended June 30, 1999 compared to the prior period due to fewer such transfers during the second quarter.

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

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999


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

Further, the Manager and these service providers are currently evaluating and assessing those computer systems not related to information technology. These systems, that generally operate in a building include, without limitation, telecommunication systems, security systems (such as card-access door lock systems), energy management systems and elevator systems. As a result of the technology used in this type of equipment, it is possible that this equipment may not be repairable, and accordingly may require complete replacement. Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, the Manager does not believe that these costs will have a material adverse effect on the Partnership's business, financial condition or results. However, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control. The Manager is evaluating these issues and will be developing contingency plans.

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999


                          PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings

         (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:  There were no exhibits filed.

         (b)      Reports on Form 8-K:
                  None

        HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - JUNE 30, 1999



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



                                         High Equity Partners L.P. - Series 88


                                  By:    Resources High Equity, Inc.
                                         Managing General Partner





Dated: August 12, 1999            By:    /S/  Allan Rothschild
                                         ------------------------------------
                                         Allan Rothschild
                                         President
                                         (Duly Authorized Officer)




Dated: August 12, 1999            By:    /S/  Lawrence Schachter
                                         ------------------------------------
                                         Lawrence Schachter
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)