Form 10-Q
period 1999-09-30
HIGH EQUITY PARTNERS L P SERIES 88
filed 1999-11-15
CIK 831574

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999

                         Commission file number 0-16855

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            13-3394723
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


               Cambridge Center, 9th Floor, Cambridge, MA  02142
                   (Address of principal executive offices)

                                (617) 234-3000
             (Registrant's telephone number, including area code)

                 411 West Putnam Avenue, Greenwich, CT  06830
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

                                   Yes /X/ No / /

================================================================================

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. Financial Information:

Balance Sheets--September 30, 1999 and December 31, 1998                   3

Statements of Operations--Three and Nine Months Ended September 30,
1999 and l998                                                              4

Statement of Partners' Equity--Nine Months Ended
September 30, 1999                                                         5

Statements of Cash Flows-- Nine Months Ended
September 30, 1999 and 1998                                                6

Notes to Financial Statements                                         7 - 13

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                  14 - 16

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K                       17

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                                 BALANCE SHEETS

                                           September 30, 1999  December 31, 1998
                                           ------------------  -----------------

ASSETS

Real estate - net                              $46,249,039       $  47,293,445
Cash and cash equivalents                        5,765,070           6,520,698
Other assets                                     1,248,148           1,131,282
Receivables                                        376,811             142,056
                                               -----------       -------------

                                               $53,639,068       $  55,087,481
                                               ===========       =============

LIABILITIES AND PARTNERS' EQUITY

Distributions payable                          $         -       $     997,899
Accounts payable and accrued expenses              991,272             789,910
Due to affiliates                                  209,616             343,022
                                               -----------       -------------

                                                 1,200,888           2,130,831
                                               -----------       -------------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (371,766
  units issued and outstanding)                 49,816,255          50,308,799
General partners' equity                         2,621,925           2,647,851
                                               -----------       -------------

                                                52,438,180          52,956,650
                                               -----------       -------------

                                               $53,639,068       $  55,087,481
                                               ===========       =============

                        See notes to financial statements

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                            STATEMENTS OF OPERATIONS


                                          For the Three Months Ended  For the Nine Months Ended
                                                 September 30,               September 30,
                                          --------------------------  -------------------------
                                              1999         1998           1999         1998
                                           ----------   ----------     ----------   ----------
Rental Revenue                             $1,731,239   $1,891,873     $5,526,702   $5,940,416
                                           ----------   ----------     ----------   ----------

Costs and Expenses:

     Operating expenses                       450,300      502,001      1,355,720    1,170,799
     Depreciation and amortization            390,750      392,683      1,172,250    1,178,049
     Partnership management fee               139,605      220,101        579,807      660,303
     Administrative expenses                  216,664      156,077      1,077,377      842,754
     Property management fee                   47,352       51,964        152,933      162,733
                                           ----------   ----------     ----------   ----------
                                            1,244,671    1,322,826      4,338,087    4,014,638
                                           ----------   ----------     ----------   ----------

Income before interest and other income       486,568      569,047      1,188,615    1,925,778

     Interest income                           61,510       71,481        205,113      240,659

     Other income                               9,730        2,720         83,600       21,750
                                           ----------   ----------     ----------   ----------

Net income                                 $  557,808   $  643,248     $1,477,328   $2,188,187
                                           ==========   ==========     ==========   ==========

Net income attributable to:

     Limited partners                      $  529,918   $  611,086     $1,403,462   $2,078,778

     General partners                          27,890       32,162         73,866      109,409
                                           ----------   ----------     ----------   ----------

Net income                                 $  557,808   $  643,248     $1,477,328   $2,188,187
                                           ==========   ==========     ==========   ==========

Net income per unit of limited
     partnership interest (371,766 units
     outstanding)                          $     1.43   $     1.64     $     3.78   $     5.59
                                           ==========   ==========     ==========   ==========

                        See notes to financial statements

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                          STATEMENT OF PARTNERS' EQUITY

                                              General         Limited
                                             Partners'       Partners'
                                              Equity          Equity           Total
                                           ------------    ------------    ------------
Balance, January 1, 1999                   $  2,647,851    $ 50,308,799    $ 52,956,650

Net income for the nine months
ended September 30, 1999                         73,866       1,403,462       1,477,328

Distributions as a return of capital for
the nine months ended September 30, 1999
($5.10 per limited partnership unit)            (99,792)     (1,896,006)     (1,995,798)
                                           ------------    ------------    ------------

Balance, September 30, 1999                $  2,621,925    $ 49,816,255    $ 52,438,180
                                           ============    ============    ============

                        See notes to financial statements

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                            STATEMENTS OF CASH FLOWS


                                                    For the Nine Months Ended
                                                          September 30,
                                                    -------------------------

                                                       1999           1998
                                                   -----------    -----------

Cash Flows From Operating Activities:

   Net income                                      $ 1,477,328    $ 2,188,187
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                  1,172,250      1,178,049
      Straight line adjustment for stepped
        lease rentals                                   30,849         78,309
   Changes in assets and liabilities:
      Accounts payable and accrued expenses            201,362        153,120
      Receivables                                     (234,755)        88,029
      Due to affiliates                               (133,406)      (290,517)
      Other assets                                    (230,155)       (32,871)
                                                   -----------    -----------

   Net cash provided by operating activities         2,283,473      3,362,306
                                                   -----------    -----------

Cash Flows From Investing Activities:

   Improvements to real estate                         (45,404)      (330,704)
                                                   -----------    -----------

Cash Flows From Financing Activities:

   Distributions to partners                        (2,993,697)    (2,993,697)
                                                   -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents      (755,628)        37,905

Cash and Cash Equivalents, Beginning of Year         6,520,698      6,540,252
                                                   -----------    -----------

Cash and Cash Equivalents, End of Quarter          $ 5,765,070    $ 6,578,157
                                                   ===========    ===========

                        See notes to financial statements

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

1. GENERAL

The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's annual report on Form l0-K for the year ended December 3l, l998.

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

Investments in Joint Ventures

Certain properties were purchased in joint venture ownership with affiliated partnerships that have the same, or affiliated, general partners as the Partnership. Thus, the joint ventures are, for practical purposes, not subject to joint control by such partnerships, but instead are controlled by the partnerships' general partners, all of which are under common ownership and control. Therefore, the Partnership's financial statements present the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Partnership's percentage of ownership.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

The Managing General Partner of the Partnership, Resources High Equity, Inc., is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the "General Partners"). The General Partners and affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. For the nine months ended September 30, 1999 and 1998, reimbursable expenses incurred by NorthStar Presidio related to the Partnership amounted to approximately $76,500 and $67,000, respectively.

On October 21, 1999, Presidio and certain of its affiliates entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

In order to facilitate the provision by the Agent of the asset management services and the investor relation services, effective October 25,1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the quarters ended September 30, 1999 and 1998, Resources Supervisory was entitled to receive $47,352 and $51,964, respectively, of which $27,341 and $27,802 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory. For the nine months ended September 30, 1999 and 1998, Resources Supervisory was entitled to receive $152,933 and $162,733, respectively, of which $66,675 and $95,160 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory.

For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. For each of the quarters ended September 30, 1999 and 1998, the Managing General Partner received $50,000. For each of the nine-month periods ended September 30, 1999 and 1998, the Managing General Partner received $150,000.

During 1998, for managing the affairs of the Partnership, the Managing General Partner was entitled to receive an annual partnership asset management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership. For the three and nine months ended September 30, 1998, the Managing General Partner received $220,101 and $660,303, respectively. Pursuant to the amendment to the Partnership Agreement which became effective on August 20, 1999, the annual partnership management fee for 1999 has been reduced to $719,411. For the three and nine months ended September 30, 1999, the Managing General Partner received $139,605 and $579,807, respectively. Further, the Partnership Agreement has been amended (for the year 2000 and beyond) so that the partnership management fee will be calculated equal to 1.25% of the Gross Asset Value of the Partnership, defined as the appraised value of all the assets of the Partnership based on the most recent appraisal.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

The General Partners are allocated 5% of the net income of the Partnership, which amounted to $27,890 and $32,162 for the quarters ended September 30, 1999 and 1998, respectively. Net income allocated to the General Partners amounted to $73,866 and $109,409 for the nine months ended September 30, 1999 and 1998, respectively. They are also entitled to receive 5% of distributions, which amounted to $0 and $49,896 for the quarters ended September 30, 1999 and 1998, respectively. Distributions allocated to the General Partners amounted to $99,792 and $149,688 for the nine months ended September 30, 1999 and 1998, respectively.

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

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

4. REAL ESTATE

The following table is a summary of the Partnership's real estate as of:

                                         September 30, 1999   December 31, 1998
                                         ------------------   -----------------

Land                                        $  8,040,238        $  8,040,238
Buildings and improvements                    53,848,429          53,803,025
                                            ------------        ------------
                                              61,888,667          61,843,263
Less: Accumulated depreciation               (15,639,628)        (14,549,818)
                                            ------------        ------------
                                            $ 46,249,039        $ 47,923,445
                                            ============        ============

5. DISTRIBUTIONS PAYABLE

                                         September 30, 1999   December 31, 1998
                                         ------------------   -----------------

Limited Partners                            $          -        $    948,003
General Partners                                       -              49,896
                                            ------------        ------------
                                            $          -        $    997,899
                                            ============        ============

Such distributions were paid in the subsequent quarters.

6. DUE TO AFFILIATES

                                         September 30, 1999   December 31, 1998
                                         ------------------   -----------------

Partnership asset management fee             $    139,605        $    220,101
Property management fee                            20,011              72,921
Non-accountable expense reimbursement              50,000              50,000
                                             ------------        ------------
                                             $    209,616        $    343,022
                                             ============        ============

Such amounts were paid in the subsequent quarters.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

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

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In February 1998, the Court certified three separate plaintiff classes consisting of the current owners of record of HEP Units (but excluding all defendants or entities related to such defendants), and appointed class counsel and liaison counsel.

In mid-1998, the parties actively engaged in negotiations concerning a possible settlement of the Action. In September 1998, the parties reached an agreement in principle, and, during the following months, negotiated a more formal settlement stipulation (the "Settlement Stipulation"), which they executed in December 1998. The Settlement Stipulation was submitted to the Court for preliminary approval in early January 1999. In February 1999, the Court gave preliminary approval to the Settlement Stipulation and directed that notice of the proposed settlement be sent to the previously certified class. The settlement contemplates (I) amendments to the Partnership Agreement that would modify the existing fee structure; (II) a tender offer whereby the General Partners would purchase up to 6.7% of the units from limited partners; and (III) that the General Partners would use their best efforts to effect a reorganization of the HEP Partnerships into separate REIT's or other publicly traded entities. At a hearing held on April 29, 1999, the Court approved the settlement in its entirety and directed entry of judgement to that effect. In August 1999, the settlement was consummated following approval of the amendments to the Partnership Agreement.

At a hearing held on April 29, 1999, the Court also awarded a total of $2.5 million in attorneys' fees and reimbursement of expenses to Class and objectors' counsel. Of that total, $875,000 is to be paid by the General Partners and the balance by the HEP Partnerships. In connection with the Settlement Stipulation, the Partnership paid $602,667 during the nine months ended September 30, 1999. The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through September 30, 1999, the Partnership paid the General Partners a total of $1,034,510 for these costs.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Working capital reserves are temporarily invested in short-term instruments and together with operating cash flow are expected to be sufficient to fund anticipated capital improvements to the Partnership's properties. As of September 30, 1999, total working capital reserves amounted to approximately $1,475,000. The Partnership intends to distribute to its partners less than all of its future cash flow from operations in order to assure adequate working capital reserves for capital improvements and capitalized lease procurement costs.

During the nine months ended September 30, 1999, cash and cash equivalents decreased $755,628 as a result of capital expenditures and distributions to partners in excess of cash provided by operations. The Partnership's primary source of funds is cash flow from the operation of its properties (principally rents received from tenants less property operating expenses) which amounted to $2,283,473 for the nine months ended September 30, 1999. The Partnership used $45,404 for capital expenditures related to capital and tenant improvements to the properties and $2,993,697 for distributions to partners for the nine months ended September 30, 1999.

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

RESULTS OF OPERATIONS

The Partnership experienced a decrease in net income of approximately $85,000 for the three months ended September 30, 1999 as compared to the 1998 period primarily due to lower rental revenues, partially offset by lower costs and expenses.

During the three months ended September 30, 1999, rental revenue decreased $160,634 as compared to the 1998 period due primarily to the departure of a tenant at Tri-Columbus and lower common area maintenance charges at Livonia which resulted in reductions to revenue of $78,625 and $95,786, respectively. These and other decreases were partially offset by a $83,619 increase in rental revenue during the three months ended September 30, 1999 at 568 Broadway due to higher overall rental rates at the property.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs and expenses decreased $78,155 during the three months ended September 30, 1999 as compared to the 1998 period, due to lower operating and partnership management fees, partially offset by higher administrative expenses. Operating expenses decreased $51,701 during the 1999 period, primarily due to a $22,534 decrease in real estate taxes at Melrose II. The $80,496 decrease in partnership management fees was due to an amendment to the partnership agreement (see Note
3) approved in August 1999 reducing the fee for 1999. Administrative expenses increased $60,587 for the three months ended September 30, 1999 due to higher legal fees pursuant to the Settlement Agreement related to the ongoing litigation and possible reorganization of the Partnership (see Note 7).

Interest income decreased $9,971 during the three months ended September 30, 1999 due to lower invested cash balances during 1999 as compared to the same period in 1998. Other income increased $7,010 during the three months ended September 30, 1999 as compared to the same period in 1998 due to a greater number of investor transfers on which the Partnership earns a transfer fee.

The Partnership experienced a decrease in net income of approximately $711,000 for the nine months ended September 30, 1999 as compared to the 1999 period, primarily due to lower rental revenues and higher costs and expenses.

Rental revenue decreased $413,714 during the nine months ended September 30, 1999, due primarily to the departure of significant tenants at Tri-Columbus and Melrose II during 1998 which resulted in reductions to revenue of $477,123 and $179,527, respectively. These decreases were partially offset by a $207,542 increase in rental revenue during 1999 at 568 Broadway due to higher overall rental rates at the property.

Costs and expenses increased $323,449 during the nine months ended September 30, 1999 as compared to the 1998 period due to higher operating and administrative expenses, partially offset by lower partnership management fees. The $184,921 increase in operating expenses during the nine months ended September 30, 1999 was primarily due to a $290,515 increase in repair and maintenance costs at Sunrise due to the receipt of insurance proceeds in February 1998, offsetting previously incurred costs. This increase was partially offset by a $67,602 reduction in real estate taxes at Melrose II during the nine months ended September 30, 1999. The partnership management fee decreased $80,496 due to an amendment to the partnership agreement (see Note 3) approved in August 1999 reducing the fee for 1999. Administrative expenses increased $234,623 for the nine months ended September 30, 1999 due to higher legal fees pursuant to the Settlement Agreement related to the ongoing litigation and possible reorganization of the Partnership (see Note 7). The $9,800 decrease in property management fees during the 1999 period were due to lower revenues, as previously discussed.

Interest income decreased $35,546 during the nine months ended September 30, 1999, due to lower invested cash balances during 1999 as compared to the same period in 1998. Other income increased $61,850 during the nine months ended September 30, 1999 as compared to the 1998 period due to a greater number of investor transfers on which the Partnership earns a transfer fee.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

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

Year 2000 Compliance

The Year 2000 compliance issue concerns the inability of computerized information systems and programs to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

During the third quarter of 1999, the General Partner and its affiliates completed their assessment of computer systems used in connection with the management of the Partnership. The General Partner and its affiliates have completed upgrading those systems where required. The Partnership has to date not borne, nor is it expected that the Partnership will bear, any significant costs in connection with the upgrade of those systems requiring remediation.

To date, the General Partner is not aware of any external agent or service provider with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents and service providers will be Year 2000 compliant. The General Partner does not believe that the inability of external agents or service providers to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

                          PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings

      (a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits:

        (i) Amendment to the Amended and Restated Agreement of Limited Partnership dated August 20, 1999.

       (ii) Guarantee by Presidio Capital Corp. dated August 20, 1999.

(b)   Reports on Form 8-K:
            None

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 1999

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

                                     High Equity Partners L.P. - Series 88


                                By:  Resources High Equity, Inc.
                                     Managing General Partner


Dated: November 15, 1999        By:  /s/ Allan Rothschild
                                     -----------------------------
                                     Allan Rothschild
                                     (Duly Authorized Officer)


Dated: November 15, 1999        By:  /s/ Lawrence Schachter
                                     -----------------------------
                                     Lawrence Schachter
                                     (Principal Financial and
                                     Accounting Officer)