Form 10-K
period 1999-12-31
HIGH EQUITY PARTNERS L P SERIES 88
filed 2000-03-30
CIK 831574

================================================================================
                                    FORM 10K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
December 31, 1999                                                    0-16855

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                               13-3394723
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

5 Cambridge Center, 9th Floor, Cambridge, MA                       02142
--------------------------------------------                     ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:          (617) 234-3000
                                                             --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X      No
                                        -----        -----

             There is no public market for the Limited Partnership Units. Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of Registrant has not been supplied.

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       Documents incorporated by reference
                       -----------------------------------
                                      None

================================================================================

                                     PART I

Item 1. Business

                  High Equity Partners L.P. - Series 88 (the "Partnership") is a Delaware limited partnership formed as of February 24, 1987. The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties, consisting of office buildings, shopping centers and other commercial and industrial properties such as industrial parks and warehouses. See "Item 2. Properties" for a description of the Partnership's properties.

                  Resources High Equity, Inc., a Delaware corporation and a wholly owned subsidiary of Presidio Capital Corp., a British Virgin Islands corporation ("Presidio"), is the Partnership's managing general partner (the "Managing General Partner"). Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Until November 3, 1994, Resources High Equity, Inc. was a wholly owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994 Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly-formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the associate general partner (the "Associate General Partner") on February 28, 1995 replacing Z Square G Partners II which withdrew as of that date. The Managing General Partner and the Associate General Partner are referred to collectively hereinafter as the "General Partners." Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. See "Management/Employees" below.

                  In 1989, the Partnership offered 400,000 units (subject to increase to 800,000) of limited partnership interest (the "Units") pursuant to a prospectus filed with the Securities and Exchange Commission. Upon final admission of limited partners, the Partnership had accepted subscriptions for 371,766 Units for an aggregate of $92,941,500 in gross proceeds, resulting in net proceeds from the offering of $90,153,255 (gross proceeds of $92,941,500 less organization and offering costs of $2,788,245). All underwriting and sales commissions were paid by Integrated or its affiliates and not by the Partnership.

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

                  The Partnership has invested substantially all of its total adjusted net proceeds available for investment, after establishing a working capital reserve, in real estate. The Partnership's property investments which contributed more than 15% of the Partnership's total gross revenues were as follows: in 1999, Tri-Columbus, Sunrise, Livonia and 568 Broadway represented 22%, 25%, 19% and 23% of gross revenues, respectively; in 1998, Tri-Columbus, Sunrise, Livonia, and 568 Broadway represented 26%, 23%, 19% and 18% of gross revenues, respectively; in 1997, Tri-Columbus,

Sunrise, Livonia, Melrose II, and 568 Broadway represented 23%, 18%, 18%, 17% and 15% of gross revenues, respectively.

Settlement of Class Action Lawsuit

                  In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Asset Management Fee equal to 1.25% of the gross asset value of the Partnership and a fixed 1999 Partnership Asset Management Fee of $719,411 or $160,993 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of December 31, 1999, the Fee Give-Back Amount was $3.57 per Unit which amount will be reduced by approximately $.40 per Unit for each full calendar year after 1999 in which a liquidation does not occur. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate investment trust or other public entity, the General Partners will have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio Capital Corp., an affiliate of the General Partners, guaranteed payment of the Fee Give-Back Amount.

                  As required by the settlement, an affiliate of the General Partners, Millennium Funding IV LLC, made a tender offer to limited partners to acquire up to 25,034 Units (representing approximately 6.7% of the outstanding Units) at a price of $113.15 Unit. The offer closed in January 2000 and all 25,034 Units were acquired in the offer.

                  The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly-traded real estate investment trust. The Registration Statement has not yet become effective and the consent of a majority of limited partners will be needed to effect the restructuring.

         The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1999, the Partnership paid the General Partners a total of $1,079,676 for these costs.

Competition

                  The real estate business is highly competitive and, as discussed more particularly in "Item 2, Properties", the properties acquired by the Partnership may have active competition from similar properties in the vicinity. In addition, various limited partnerships have been formed by the Managing General Partner and/or its affiliates and agents that engage in businesses that may be competitive with the Partnership. The Partnership will also experience competition for potential buyers at such time as it seeks to sell any of its properties.

Employees

                  On-site personnel perform services for the Partnership at the properties. Salaries for such on-site personnel are paid by unaffiliated management companies that service the Partnership's properties. Services are also performed by the Managing General Partner and by Resources Supervisory Management Corp. ("Resources Supervisory"), each of which is an affiliate of the Partnership. Resources Supervisory currently provides supervisory management and leasing services for all of the Partnership's properties and subcontracts certain management and leasing functions to unaffiliated third parties.

                  The Partnership does not have any employees. Presidio previously retained Wexford Management LLC ("Wexford") to provide consulting and administrative services to Presidio and its affiliates, including the Managing General Partner and the Partnership. The agreement with Wexford expired on May 3, 1998 at which time Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

                  On October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Partnership and other entities affiliated with Partnership.

                  As a result of this agreement, the Agent has the duty to direct the day to day affairs of Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining records and maintaining bank accounts of Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Partnership to sell or acquire an asset or file for bankruptcy protection.

                  In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. See
Item 10, "Directors and Executive Officers of the Partnership", The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe this transaction will have a material effect on the operations of Partnership.

Item 2. Properties

                  The Partnership owned the following properties as of March 15, 2000:

                  (1) TMR Warehouses. On September 15, 1988, Tri-Columbus Associates ("Tri-Columbus"), a joint venture comprised of the Partnership, High Equity Partners L.P. - Series 86 ("HEP-86"), and IR Columbus Corp., at the time a wholly-owned subsidiary of Integrated ("Columbus Corp."), purchased the fee simple interest in three warehouses (the "TMR Warehouses") located in Columbus, Ohio. The Partnership originally purchased a 58.68% interest in Tri-Columbus on September 15, 1988. On June 29, 1990, the Partnership closed in escrow on the purchase of an additional 20.66% interest in Tri-Columbus. The Partnership purchased the additional joint venture interest from Columbus Corp. at approximately 86% of Columbus Corp.'s original cost, pursuant to a right of first refusal contained in the joint venture agreement. Due to Integrated's bankruptcy, the transaction was submitted to the bankruptcy court for review, the approval of the bankruptcy court was obtained on September 6, 1990 and the funds were released from escrow. Purchase of this additional 20.66% interest increased the Partnership's interest in Tri-Columbus from 58.68% to 79.34%. The remaining 20.66% is held by HEP-86.

                  The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively. As of January 1, 2000 and 1999, the Orange and Grove City buildings were each 100% leased to a single tenant. In 1999 Simmons Company renewed for five years its lease at the Grove City facility with an expansion option during the initial two years of the renewal term.

                  As of January 1, 2000 and January 1, 1999, the Hilliard property was vacant. On February 9, 2000, the Partnership signed a lease on 175,000 square feet for a three-year term. As a result, the Hilliard property is currently approximately 74% occupied.

                  The TMR Warehouses compete with numerous other warehouses in the market area.

                  (2) Melrose Crossing Shopping Center - Phase II. On February 3, 1989, the Partnership purchased the fee simple interest in Phase II of the Melrose Crossing Shopping Center ("Melrose-Phase II"). Melrose-Phase II, located in Melrose Park, Illinois, previously consisted of a 24,232 square foot retail store that had been leased to Highland Appliance, located on a parcel totaling
7.02 acres. Highland Appliance vacated in January 1992. The property was 100% vacant at January 1, 1999 and January 1, 2000.

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

                  (3) Sunrise Marketplace. On February 15, 1989, the Partnership purchased the fee simple interest in Sunrise Marketplace ("Sunrise"), a 176,765 square foot neighborhood shopping center in Las Vegas, Nevada. The center is situated on 15.15 acres of land at the northeast corner of Nellis Boulevard and Stewart Avenue. Sunrise was 94% leased as of January 1, 2000 compared to 92% at January 1, 1999. There are no leases which represent at least 10% of the square footage of the center scheduled to expire during 2000. House of Fabrics signed a two-year renewal for 12,000 square feet effective June 1, 1999. Capital expenditures during 1999 included repainting the center and parking lot repairs.

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

                  The Properties, which were substantially completed in October 1984 (Georgia), December 1988 (Minnesota), February 1983 (Indiana) and May 1988
(Ohio), have been 100% leased since completion. In 1998, the Indiana lease was renewed for five years through August 31, 2003 and the Minnesota lease was renewed for five years through June 30, 2003. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 2000.

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

                  Livonia Plaza was 89% leased as of January 1, 2000 and 95% leased on January 1, 1999. There are no leases which represent at least 10% of the square footage of the center scheduled to expire in 2000. Phase III of the parking lot repair work was completed in 1998 and there are no major capital expenditures budgeted for 2000 outside of costs anticipated in leasing the vacant space.

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

                  568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 299,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. The building was 100% leased as of January 1, 2000 and January 1, 1999. There are no leases which represent at least 10% of the square footage of the property scheduled to expire during 2000.

                  568 Broadway competes with other buildings in the SoHo area.

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

                  See "Item 1. Business-Settlement of Class Action Lawsuit" for information relating to the settlement of the class action lawsuit in which the Partnership was a defendant.

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

                  As of March 15, 2000, there were 6,509 holders of Units of the Partnership, owning an aggregate of 371,766 Units (including 10 Units held by the initial limited partner).

                  Distributions per Unit of the Partnership for 1998 and 1999 were as follows:

Distributions for the                          Amount of Distribution
Quarter Ended                                         Per Unit
-------------                                         --------

March 31, 1998                                          $2.55
June 30, 1998                                           $2.55
September 30, 1998                                      $2.55
December 31, 1998                                       $2.55
March 31, 1999                                          $2.55
June 30, 1999                                           $2.55
September 30, 1999                                        *
December 31, 1999                                         *

* Distributions have been suspended while the requirements of the settlement are completed.

                  The source of distributions and capital improvements in 1998 and 1999 was cash flow from operations. There are no material restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors which may affect the Partnership's ability to pay distributions.

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

                  Subsequent to the expiration of the tender offer described above, Millennium Funding IV Corp. purchased 12,396 limited partnership units from August 1998 through February 1999. The total of these purchases and the units purchased from Olympia (as described above) represents approximately 18.1% of the outstanding limited partnership units of the Partnership.

                  Pursuant to the settlement agreement, Millennium Funding IV LLC, a wholly owned subsidiary of Presidio, completed a tender offer in January 2000, purchasing approximately 6.75% or 25,092 units for $113.15 or $2,832,597.

                  Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners of your partnership in the Limited Partnership Agreement to reject any transfers of units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

Item 6. Selected Financial Data.

                                           For the Years Ended December 31,
                       ---------------------------------------------------------------------------
                           1999           1998           1997             1996          1995
                           ----           ----           ----             ----          ----
Revenues               $ 7,625,731    $ 7,882,248    $ 9,189,172 3    $ 7,759,188   $ 7,422,184
Net Income (Loss)        1,895,156      2,995,631      3,708,687 3      2,152,172    (7,260,499) 1
Net Income (Loss)
    Per Unit                  4.84           7.65           9.48             5.50        (18.55)
Distributions
    Per Unit(2)               5.10          10.20           9.69             7.00          7.00

Total Assets            54,187,702     55,087,481     56,296,853       56,381,690    56,305,498

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

                  The Partnership owns all of, or an interest in, certain shopping centers, office buildings, warehouses and supermarkets. All properties were initially acquired for cash. The Partnership's public offering of Units commenced on September 15, 1987. As of the termination of the offering in September 1989, the Partnership had accepted subscriptions for 371,766 Units (including Units held by the initial limited partner) for aggregate net proceeds of $90,153,255 (gross proceeds of $92,941,500 less organization and offering costs of $2,788,245). In August 1990, the Managing General Partner declared a special distribution of $16.96 per Unit, representing a return of uninvested gross proceeds. This return of capital lowered the net proceeds from the offering to $83,848,104. The Partnership generates rental revenue from the commercial properties and is responsible for each property's operating expenses as well as its administrative cost.

                  The Partnership uses working capital reserves remaining from the net proceeds of its public offering and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 1999, all capital expenditures and all distributions were funded from cash flow from operations. As of December 31, 1999, total remaining working capital reserves amounted to approximately $5,101,837. The Partnership intends to distribute less than all of its future cash flow from operations in order to maintain adequate working capital reserves for capital improvements and capitalized lease procurement costs. If real estate market conditions deteriorate in areas where the Partnership's properties are located, there is substantial risk that future cash flow distributions may be reduced. Working capital reserves are temporarily invested in short-term instruments and are expected, together with operating cash flow, to be sufficient to fund anticipated capital improvements to the Partnership's properties.

                  The Partnership had $6,433,530 of cash and cash equivalents at December 31, 1999, as compared to $6,520,698 at December 31, 1998. During the year ended December 31, 1999 cash and cash equivalents decreased $87,168 as a result of capital expenditures and distributions to partners in excess of cash flows from operations. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $2,959,813 for the year ended December 31, 1999. The Partnership used $53,284 for capital expenditures related to capital and tenant improvements to the properties and $2,993,697 for distributions to partners for the year ended December 31, 1999.

                  The following table sets forth for each of the last three fiscal years, the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          Capital Improvements and Capitalized Tenant Procurement Costs

                                  1999              1998              1997
                                  ----              ----              ----

568 Broadway                   $ 87,985          $166,742          $ 48,217
Sunrise                          74,738           140,388             7,068
Livonia Plaza                    12,868           149,894           111,358
Melrose-Phase II                     --            90,633            93,728
TMR Warehouse                   112,560            23,207            13,902
Super Valu                           --                --                --
                               --------          --------          --------
TOTALS                         $288,151          $570,864          $274,273
                               ========          ========          ========

                  The Partnership has budgeted expenditures for capital improvements and capitalized tenant procurement costs of $247,000 in 2000 in the normal course of business which are expected to be funded from cash flow from operations. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

                  The Partnership expects to continue to utilize a portion of its cash flow from operations and its reserves to pay for various future capital and tenant improvements to the properties and leasing commissions (the amount of which cannot be predicted with certainty). Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations which would otherwise be available for distributions. Current working capital is thought to be sufficient for any near term needs of the Partnership. In that event, the Partnership would utilize the remaining working capital reserves, eliminate or reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on liquidity.

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

Impairment of Assets

                  The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If there is an indication that the carrying amount of a property may not be recoverable, the Partnership prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

                  Impairment adjustments to reduce the carrying value of the real estate assets recorded by the Partnership do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

                  Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional adjustments to reduce the carrying value of the real estate assets, which could be material in subsequent years if real estate markets or local economic conditions change.

                  All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment adjustments in prior years. Improvements in the real estate market and in the properties operations resulted in no adjustments for impairment being needed in 1997, 1998 or 1999.

                  The following table represents the write-downs for impairments recorded against the Partnership's assets held at 12/31/99:

Property
--------
568 Broadway                                $ 6,157,700
Sunrise                                       8,500,000
Livonia Plaza                                 2,100,000
Melrose-Phase II                              2,881,000
                                            -----------
                                            $19,638,700
                                            ===========

Results of Operations

1999 vs. 1998

         The Partnership experienced a decrease in net income of 36.7% for the year ended December 31, 1999 compared to 1998. Net income decreased to $1,895,156 for the year ended December 31, 1999 from net income of $2,995,631 for the year ended December 31, 1998 primarily due to a decrease in rental revenues and increases in operating and administrative expenses during 1999.

         Rental revenue decreased by 3.3% during the year ended December 31, 1999 to $7,625,731 from $7,882,248 as compared to the prior year, primarily due to the departure of a significant tenant at Tri-Columbus in July 1998.

         Costs and expenses increased by 16.9% for the year ended December 31, 1999 to $6,094,120 compared to $5,215,289 in 1998 due to the higher operating expenses and administrative expenses, which more than offset reductions in depreciation and amortization, partnership asset management fees and property management fees. Operating expenses increased $885,719 or 62.3% during the year ended December 31, 1999 compared to 1998 due primarily to 1998 reflecting the receipt of insurance proceeds that lowered repairs and maintenance costs at Sunrise by $344,000. Operating expenses for 1999 also reflected increases in security expenses of $53,285 and a provision for doubtful accounts at Livonia and Sunrise totaling $166,000. Administrative expenses for the year ended December 31, 1999 increased by 28.2% or $269,840 compared to 1998 due to higher professional fees related to the settlement of the litigation and reorganization of the Partnership. Depreciation and amortization decreased $76,701 or 4.5% due to higher depreciation recorded in 1998 on certain capitalized tenant improvements. Partnership asset management fees decreased 18.3% in 1999 to $719,411 due to an amendment to the partnership agreement provided for in the terms of the settlement.

         Interest income decreased by 8.7% to $270,439 in 1999 due to lower cash balances during the current year compared to 1998. Other income increased $60,516 during the year ended December 31, 1999 to $93,106 compared to $32,590 in 1998 due to an increase in fees from investor servicing primarily related to an increase in investor transfers, while interest income decreased $25,643 for the comparable periods.

1998 vs. 1997

         The Partnership experienced an decrease in net income of 19.2% for the year ended December 31, 1998 to $2,995,631 compared to 1997 net income of $3,708,687 primarily due to a decrease in rental revenues during 1998, partially offset by a decrease in costs and expenses.

         Rental revenue decreased by 14.2% during the year ended December 31, 1998 to $7,882,248 from $9,189,172 for the same period in 1997 primarily due the departure of a significant tenant at Tri-Columbus in July 1998 and to the approximately $1.5 million received in April, 1997 pursuant to the bankruptcy settlement of Handy Andy, the former sole tenant at Melrose II.

         Costs and expenses decreased by 10.3% for the year ended December 31, 1998 to $5,215,289 compared to $5,815,723 in 1997 due to lower operating expenses, administrative expenses and property management fees, partially offset by higher depreciation and amortization. Operating expenses decreased $480,518 or 25.3% during the year ended December 31, 1998 due primarily to lower repair and maintenance costs at Sunrise due to the receipt of $344,000 of insurance proceeds in 1998 (offsetting previously incurred costs) and a decrease in insurance expenses at all of the properties due to the payment of lower premiums while coverage remained the same. Administrative expenses for the year ended December 31, 1998 decreased by 17.3% or $199,947 compared to 1997 due to lower legal and accounting fees related to the ongoing litigation and possible reorganization of the Partnership. Property management fees decreased by $35,129 during the year ended December 31, 1998 due to the decrease in revenues, as previously discussed. Depreciation and amortization expense increased $115,160 in the current year due to higher depreciation recorded in 1998 on certain capitalized tenant improvements

         Interest income and other income (transfer fees received from limited partner ownership transfers) remained relatively consistent during the year ended December 31, 1998 as compared to 1997.

Legal Proceedings

                  The Partnership is a party to certain litigation. See "Item 3. Litigation" and "Item 8. Financial Statements-Note 7" for a description thereof.

Item 8. Financial Statements and Supplementary Data


                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                    I N D E X


Independent Auditors' Report.................................................20

Financial statements, years ended December 31, 1999, 1998 and 1997

         Balance Sheets......................................................21

         Statements of Operations............................................22

         Statements of Partners' Equity......................................23

         Statements of Cash Flows............................................24

         Notes to Financial Statements.......................................25

INDEPENDENT AUDITORS' REPORT


To the Partners of High Equity Partners L.P. - Series 88


We have audited the accompanying balance sheets of High Equity Partners L.P. - Series 88 (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Equity Partners L.P. - Series 88 at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
March 17, 2000
Boston, MA

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                         --------------------------------
                                                                            1999                 1998
                                                                            ----                 ----
ASSETS

Real estate, net                                                         $45,961,310          $47,321,395
Cash and cash equivalents                                                  6,433,530            6,520,698
Other assets                                                               1,454,764            1,103,332
Receivables, net of allowances of $242,500 and $76,500, respectively         338,098              142,056
                                                                         -----------          -----------

TOTAL ASSETS                                                             $54,187,702          $55,087,481
                                                                         ===========          ===========

LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                       $     --          $   997,899
Accounts payable and accrued expenses                                        883,464              789,910
Due to affiliates                                                            448,230              343,022
                                                                         -----------          -----------

Total liabilities                                                          1,331,694            2,130,831
                                                                         -----------          -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY:

Limited partners' equity (371,766 units issued and outstanding)           50,213,189           50,308,799
General partners' equity                                                   2,642,819            2,647,851
                                                                         -----------          -----------

Total partners' equity                                                    52,856,008           52,956,650
                                                                         -----------          -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                   $54,187,702          $55,087,481
                                                                         ===========          ===========

                        See notes to financial statements

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                            STATEMENTS OF OPERATIONS

                                                                    For the Years Ended December 31,
                                                           --------------------------------------------------
                                                              1999                1998                1997
                                                              ----                ----                ----
Rental Revenue                                             $7,625,731          $7,882,248          $9,189,172
                                                           ----------          ----------          ----------

Costs and Expenses:

         Operating expenses                                 2,306,635           1,420,916           1,901,434

         Depreciation and amortization                      1,609,183           1,685,884           1,570,724

         Partnership asset management fee                     719,411             880,404             880,404

         Administrative expenses                            1,227,851             958,011           1,157,958

         Property management fee                              231,040             270,074             305,203
                                                           ----------          ----------          ----------

                                                            6,094,120           5,215,289           5,815,723
                                                           ----------          ----------          ----------

Income before interest and other income                     1,531,611           2,666,959           3,373,449

         Interest income                                      270,439             296,082             298,543

         Other income                                          93,106              32,590              36,695
                                                           ----------          ----------          ----------

Net income                                                 $1,895,156          $2,995,631          $3,708,687
                                                           ==========          ==========          ==========

Net income attributable to:

         Limited partners                                   1,800,398          $2,845,849          $3,523,253
         General partners                                      94,758             149,782             185,434
                                                           ----------          ----------          ----------

Net income                                                 $1,895,156          $2,995,631          $3,708,687
                                                           ==========          ==========          ==========

Net income per unit of limited
Partnership  interest (371,766 units outstanding)          $     4.84          $     7.65          $     9.48
                                                           ==========          ==========          ==========

                        See notes to financial statements

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                         STATEMENTS OF PARTNERS' EQUITY

                                                General             Limited
                                               Partners'            Partners'
                                                Equity               Equity                Total
                                                ------               ------                -----
Balance, December 31, 1996                    $ 2,701,822          $51,334,121          $54,035,943

Net income                                        185,434            3,523,253            3,708,687

Distributions as a return of capital
($9.69 per limited partnership unit)             (189,603)          (3,602,412)          (3,792,015)
                                              -----------          -----------          -----------

Balance, December 31, 1997                      2,697,653           51,254,962           53,952,615

Net income                                        149,782            2,845,849            2,995,631

Distributions as a return of capital
($10.20 per limited partnership unit)            (199,584)          (3,792,012)          (3,991,596)
                                              -----------          -----------          -----------

Balance, December 31, 1998                    $ 2,647,851          $50,308,799          $52,956,650

Net Income                                         94,758            1,800,398            1,895,156

Distributions as a return of capital
($5.10 per limited partnership unit)              (99,790)          (1,896,008)          (1,995,798)
                                              -----------          -----------          -----------

Balance, December 31, 1999                    $ 2,642,819          $50,213,189          $52,856,008
                                              ===========          ===========          ===========

                        See notes to financial statements

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                            STATEMENTS OF CASH FLOWS

                                                                     For the Years Ended December 31,
                                                          -------------------------------------------------------
                                                              1999                 1998                  1997
                                                              ----                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                $ 1,895,156           $ 2,995,631           $ 3,708,687
Adjustments to reconcile net income
  to net cash provided by operating activities:
         Depreciation and amortization                      1,609,183             1,685,884             1,570,724
         Straight line adjustment for stepped
            lease rentals                                    (254,000)               41,131               104,413
Changes in assets and liabilities:
         Accounts payable and accrued expenses                 93,553                28,351               253,303
         Receivables                                         (196,042)               51,985              (104,967)
         Due to affiliates                                    105,208              (241,758)             (567,878)
         Other assets                                        (293,245)             (125,055)             (184,006)
                                                          -----------           -----------           -----------

Net cash provided by operating activities                   2,959,813             4,436,169             4,780,276
                                                          -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Improvements to real estate                                   (53,284)             (464,127)             (114,807)
                                                          -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Distribution to partners                                   (2,993,697)           (3,991,596)           (3,478,948)
                                                          -----------           -----------           -----------

(Decrease) Increase in Cash and Cash Equivalents              (87,168)              (19,554)            1,186,521

Cash and Cash Equivalents, Beginning of Year                6,520,698             6,540,252             5,353,731
                                                          -----------           -----------           -----------

Cash and Cash Equivalents, End of Year                    $ 6,433,530           $ 6,520,698           $ 6,540,252
                                                          ===========           ===========           ===========

                        See notes to financial statements

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION

         High Equity Partners L.P. - Series 88 (the "Partnership"), a limited partnership, was formed on February 24, 1987 under the Uniform Limited Partnership Laws of the State of Delaware, for the purpose of investing in, holding and operating income-producing real estate. The Partnership will terminate on December 31, 2017 or sooner, in accordance with the terms of the partnership agreement. The Partnership invested in four shopping centers and two office/industrial properties, none of which were encumbered by debt. See "Note 9."

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition

         Base rents are recognized on a straight line basis over the terms of the related leases. Percentage rents charged to retail tenants based on sales volume are recognized when earned. Recoveries from tenants for taxes, insurance and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

         Investments in Joint Ventures

         Certain properties were purchased in joint venture ownership with affiliated partnerships that have the same, or affiliated, general partners as the Partnership. The Partnership owns an undivided interest and is severally liable for indebtedness it incurs in connection with its ownership interest in those properties. Therefore, the Partnership's financial statements present the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Partnership's percentage of ownership.

         Real Estate

         Real estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacements and betterments are capitalized. The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If there is an indication that the carrying amount of a property may not be recoverable, the Partnership prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

         If the sum of the expected undiscounted future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Real Estate

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


         Depreciation

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less impairment adjustments. Tenant improvements are amortized over the applicable lease term.


         Income taxes

         No provision has been made for federal, state and local income taxes since they are the personal responsibility of the partners.

         Net income and distributions per unit of limited partnership interest

         Net income and distributions per unit of limited partnership interest is calculated based upon the number of units outstanding (371,766), for each of the years ended December 31, 1999, 1998 and 1997.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities, and will be effective for the Partnership in January of 2000. Because the Partnership does not currently utilize derivatives of engage in hedging activities, management does not believe that implementation of this standard will have a material effect on the Partnership's financial statements.

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

         Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the years ended December 31, 1999 and December 31, 1998, reimbursable expenses incurred by NorthStar Presidio amounted to approximately $56,018 and $102,019, respectively. Effective October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Partnership and other entities affiliated with Partnership.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         As a result of this agreement, the Agent has the duty to direct the day to day affairs of Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining records and maintaining bank accounts of Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Partnership to sell or acquire an asset or file for bankruptcy protection.

         In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe this transaction will have a material effect on the operations of Partnership.

         The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the years ended December 31, 1999, 1998 and 1997, Resources Supervisory was entitled to receive $231,040, $270,074 and $305,203, in total, of which $115,352, $129,580 and $108,247, was paid to unaffiliated management companies, respectively.

         For the administration of the Partnership, the Managing General Partner is entitled to receive a Partnership Administration Fee of a maximum of $200,000 per year.

         During 1998, for managing the affairs of the Partnership, the Managing General Partner was entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership, as adjusted for the properties sold. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 has been reduced to $719,411. Further, the Partnership Agreement has been amended (for the year 2000 and beyond) so that the partnership management fee will be calculated equal to 1.25% of the Gross Asset Value of the Partnership, defined as the appraised value of all the assets of the Partnership based on the most recent appraisal. For each of the years ended December 31, 1999, 1998 and 1997 the Managing General Partner earned $719,411, $880,404 and $880,404, respectively.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         The General Partners are allocated 5% of the net income of the Partnership, which amounted to $94,758, $149,782 and $185,434 in 1999, 1998 and 1997, respectively. The General Partners are also entitled to receive 5% of distributions, which amounted to $99,790, $199,584 and $189,603 in the years ended December 31, 1999, 1998 and 1997, respectively.

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

         Subsequent to the expiration of the tender offer described above, Millennium Funding IV Corp. purchased 12,396 limited partnership units from August 1998 through February 1999. The total of these purchases and the units purchased from Olympia (as described above) represents approximately 18.1% of the outstanding limited partnership units of the Partnership.

         Pursuant to the settlement agreement (see Note 9), Millenium Funding IV LLC, a wholly owned subsidiary of Presidio, completed a tender offer in January 2000, purchasing approximately 6.7% or 25,034 units for $113.15 or $2,832,597.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE

         The Partnership recorded substantial write-downs for impairment prior to 1996. No write-downs were required for 1999, 1998 or 1997. The table below summarizes write-downs recorded on the properties:

         Property
         --------
         568 Broadway                                $ 6,157,700
         Sunrise                                       8,500,000
         Livonia Plaza                                 2,100,000
         Melrose-Phase II                              2,881,000
                                                     -----------
                                                     $19,638,700
                                                     ===========

         The following table is a summary of the Partnership's real estate as of:

                                                       December 31,
                                              -------------------------------
                                                  1999               1998
                                                  ----               ----

         Land                                 $  8,040,238       $  8,040,238
         Buildings and Improvements             53,884,258         53,830,975
                                              ------------       -------------
                                                61,924,496         61,871,213

         Less: Accumulated depreciation        (15,963,186)       (14,549,818)
                                              ------------       ------------

                                              $ 45,961,310       $ 47,321,395
                                              ============       ============

         During 1999, revenues at the Tri-Columbus, Sunrise, Livonia, and 568 Broadway properties represented 22%, 25%, 19% and 23% of gross revenues, respectively. No single tenant accounted for more than 10% of the Partnership's rental revenues.

         The following is summary of the Partnership's share of anticipated future receipts under noncancellable leases:

                  2000            2001             2002             2003             2004          Thereafter          Total
                  ----            ----             ----             ----             ----          ----------          -----
Total:          $6,265,000      $6,042,000       $5,573,000        $3,988,000      $2,799,000        $6,431,000      $31,098,000
                ==========      ==========       ==========        ==========      ==========        ==========      ===========

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

5.       DISTRIBUTIONS PAYABLE

                                                        December 31,
                                                 --------------------------
                                                   1999              1998
                                                   ----              ----

         Limited partners                        $     --          $948,003
         General partners                              --            49,896
                                                 --------          ---------

                                                 $     --          $997,899
                                                 ========          =========

         Such distributions were paid in subsequent quarters.


6.       DUE TO AFFILIATES

                                                                                   December 31,
                                                                            --------------------------
                                                                              1999              1998
                                                                              ----              ----
         Partnership asset management fee                                   $279,209          $220,101
         Property management fee                                              69,024            72,921
         Partnership administration fee                                      100,000            50,000
                                                                            --------          --------

                                                                            $448,233          $343,022
                                                                            ========          ========

         Such amounts were paid in the subsequent quarter

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

b) A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of The State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The Plaintiffs allege that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further allege that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of their property. The suit seeks a judgement requiring removal of the sidewalk shed, damages of $20 million and punitive damages of $10 million. The Partnership believes that this suit is merit less and intends to vigorously defend it.


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

                                                                                 Years Ended December 31,
                                                                 ------------------------------------------------------
                                                                    1999                  1998                  1997
                                                                    ----                  ----                  ----
         Net income per financial statements                     $ 1,895,156           $ 2,995,631           $ 3,708,687

         Tax depreciation and straight-line rent in
             excess of financial Statement depreciation             (896,984)             (560,212)             (606,297)
                                                                 -----------           -----------           -----------

         Net taxable income                                      $   998,172           $ 2,435,419           $ 3,102,390
                                                                 ===========           ===========           ===========

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

8. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX REPORTING (CONTINUED)

         The differences between the Partnership's assets and liabilities for tax purposes and financial reporting purposes are as follows:

                                                                                                            December 31, 1999
                                                                                                            -----------------
         Net assets per financial statements                                                                    $52,856,008

         Write-down for impairment                                                                               19,638,700

         Tax depreciation and straight-line  in excess of financial statement depreciation                       (5,399,444)

         Fair market value step-up in connection with purchase of joint venture interest not
         recognized for tax purposes                                                                                304,942

         Organization costs not charged to partners' equity for tax purposes                                      2,788,171

         Building and accumulated depreciation, tax basis, not charged to loss on abandonment for tax
         purposes                                                                                               $ 2,294,009
                                                                                                                -----------

         Net assets per tax reporting                                                                            72,482,386
                                                                                                                ===========

9.       SETTLEMENT OF LAWSUIT

         In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Asset Management Fee equal to 1.25% of the gross asset value of the Partnership and a fixed 1999 Partnership Asset Management Fee of $719,411 or $160,993 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of December 31, 1999, the Fee Give-Back Amount was $3.57 per Unit which amount will be reduced by approximately $.40 per Unit for each full calendar year after 1999 in

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

9.       SETTLEMENT OF LAWSUIT (CONTINUED)

         which a liquidation does not occur. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate investment trust or other public entity, the General Partners will have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio Capital Corp., an affiliate of the General Partners, guaranteed payment of the Fee Give-Back Amount.

         As required by the settlement, an affiliate of the General Partners, Millennium Funding IV LLC, made a tender offer to limited partners to acquire up to 25,034 Units (representing approximately 6.7% of the outstanding Units) at a price of $113.15 Unit. The offer closed in January 2000 and all 25,034 Units were acquired in the offer.

         The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly-traded real estate investment trust. The Registration Statement has not yet become effective and the consent of a majority of limited partners will be needed to effect the restructuring.

         The Limited Partnership Agreement provides for indemnification of the General Partners and their affiliates in certain circumstances. The Partnership has agreed to reimburse the General Partners for their actual costs incurred in defending this litigation and the costs of preparing settlement materials. Through December 31, 1999, the Partnership paid the General Partners a total of $1,079,676 for these costs, which have historically been included in administrative expenses in the statement of operations.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.


                  The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. The names and positions held by the officers and directors of the Managing General Partner are described below.

                                         Position Held with the                 Has Served as a Director
Name                                    Managing General Partner                    or Officer Since
----                                    ------------------------                    ----------------
Michael L. Ashner                     President and Director                              10-99

David G. King, Jr.                    Vice President                                      11-97

Peter Braverman                       Executive Vice President                            10-99

Lara K. Sweeney                       Vice President and Secretary                        10-99

Carolyn Tiffany                       Vice President and Treasurer                        10-99

                  Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

                  David G. King, Jr., 37, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies
(USA).

                  Peter Braverman, age 48, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

                  Lara K. Sweeney, age 27, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

                  Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

                  Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

                  One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

                  There are no family relationships among the officers and directors of the General Partner.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a)  Security Ownership of Certain Beneficial Owners.

         Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2000:

                                              Number of
         Name of Beneficial Owner            Units owned            % of Class
         ------------------------            -----------            ----------

         Millennium Funding IV Corp.(1)        67,066                 18.04%
         Millennium Funding IV LLC(1)          25,092                  6.75%

(1) The principal business address of both Millennium Funding IV Corp. and Millennium Funding IV LLC, both of which are affiliates of the General Partners, is 527 Madison Avenue, New York, New York 10022.

         (b)  Security Ownership of Management.

         At March 1, 2000, Presidio, the General Partner and their affiliates, officers and directors owned as a group own 97,628 Units representing approximately 26.26% of the total number of Units outstanding.

         (c)  Changes in Control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions

               The General Partners and certain affiliated entities have, during the year ended December 31, 1999, earned or received compensation or payments for services or reimbursements from the Partnership or subsidiaries of Presidio as follows:

                                                                                   Compensation from
Name of Recipient                             Capacity in Which Served              the Partnership
-----------------                             ------------------------              ---------------
Resources High Equity Inc.                    Managing General Partner                $1,017,207(1)

Presidio AGP Corp.                            Associate General Partner                    1,996(2)

Resources Supervisory Management Corp.        Affiliated Property Managers               115,688(3)

--------------

(1) Of this amount $97,796 represents the Managing General Partner's share of distributions of cash from operations, $200,000 represents the non-accountable expense reimbursement and $719,411 represents the Partnership Asset Management Fee for managing the affairs of the Partnership. Furthermore, under the Partnership's Limited Partnership Agreement 4.9% of the net income and net loss of the Partnership is allocated to the Managing General Partner. Pursuant thereto, for the year ended December 31, 1999, $48,911 of the Partnership's taxable income was allocated to the Managing General Partner.

(2) This amount represents the Associate General Partner's share of the distributions of cash from operations. For the year ended December 31, 1999, $998 of the Partnership's taxable income was allocated to the Associate General Partner pursuant to the Partnership's Limited Partnership Agreement. The Associate General Partner is entitled to receive 0.1% of the Partnership's net income or net loss.

(3) This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly-owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties and the placement of certain tenants at those properties. The total fee payable to Resources Supervisory was $231,040 of which $115,352 was paid to unaffiliated management companies. All property management fees payable at December 31, 1999 have subsequently been paid.

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

         (c) Amendment to the Amended and Restated Agreement of Limited Partnership dated August 20, 1999, incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the three months ended September 30, 1999.

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

         (h) Guarantee by Presidio Capital Corp. dated August 20, 1999, incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the three months ended September 30, 1999.

(b)      Reports on Form 8-K:

         The Partnership filed the following report on Form 8-K during the last quarter of the fiscal year:

         None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)


                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                             ADDITIONAL INFORMATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                      INDEX

                                                                               Page
                                                                              Number
                                                                              ------
Additional financial information furnished
         pursuant to the requirements of Form 10-K:

         Schedules - December 31, 1999, 1998 and 1997 and years then ended, as required:

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


                                           HIGH EQUITY PARTNERS, L.P.-SERIES-88


                                           By: RESOURCES HIGH EQUITY, INC.
                                               Managing General Partner


Dated: March 29, 2000                      By: /s/ Michael L. Ashner
                                               ---------------------------------
                                               Michael L. Ashner
                                               President and Director
                                               (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.


Dated: March 29, 2000           By: /s/ Michael L. Ashner
                                    --------------------------------------------
                                    Michael L. Ashner
                                    President and Director
                                    (Principal Executive Officer)


Dated: March 29, 2000           By: /s/ Carolyn Tiffany
                                    --------------------------------------------
                                    Carolyn Tiffany
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

HIGH EQUITY PARTNERS L.P. - SERIES 88

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999

                                                                                                                      Reductions
                                                                                                                      Recorded
                                                                                              Costs Capitalized       Subsequent
                                                                Initial Cost                    Subsequent to             to
                                                                                                 Acquisition          Acquisition
                                                           --------------------------    -------------------------    ------------
                                                                          Buildings
                                                                             And                         Carrying
               Description                  Encumbrances      Land       Improvement     Improvements     Costs       Write-downs
               -----------                  ------------      ----       -----------     ------------     -----       -----------
RETAIL:

   Melrose II Shopping     Melrose
     Center                Park        IL   $        --    $ 1,375,000    $ 4,000,640    $    97,509   $        --    $(2,881,000)

   Sunrise Marketplace     Las Vegas   NV            --      3,024,968     13,469,031      1,769,942     1,342,536     (8,500,000)

   SuperValu Stores        Various     --            --      1,787,620      6,881,999             --       708,358             --

   Livonia Plaza           Livonia     MI            --      1,518,638      9,328,777      1,209,177       880,080     (2,100,000)
                                            -------------------------------------------------------------------------------------

                                                     --      7,706,226     33,680,447      3,076,628     2,930,974    (13,481,000)

OFFICE:

   568 Broadway Office
     Building              New York    NY            --      1,429,284      6,091,266      2,938,574       813,953     (6,157,700)

INDUSTRIAL:

   TMR Warehouses          Various     OH            --      1,355,621     19,694,413        128,531     1,717,279             --
                                            -------------------------------------------------------------------------------------

                                            $        --    $10,491,131    $59,466,126    $ 6,123,733   $ 5,462,206   $(19,638,700)
                                            =========================================================================-------=====
                                                 Gross Amount at which Carried
                                                        at Close of Period
                                            -----------------------------------------
                                                            Buildings
                                                               And                       Accumulated       Date
               Description                     Land        Improvements      Total       Depreciation   Acquired
-----------------------------------------------------------------------------------------   ----------

RETAIL:

   Melrose II Shopping     Melrose
     Center                Park        IL   $   638,742    $ 1,953,407    $ 2,592,149    $   485,751      1989

   Sunrise Marketplace     Las Vegas   NV     1,811,849      9,294,628     11,106,477      3,340,672      1989

   SuperValu Stores        Various     --     1,935,936      7,442,041      9,377,977      2,020,377      1989

   Livonia Plaza           Livonia     MI     1,536,441      9,300,231     10,836,672      2,546,449      1989
                                            --------------------------------------------------------

                                              5,922,968     27,990,307     33,913,275      8,393,249

OFFICE:

   568 Broadway Office
     Building              New York    NY       651,057      4,464,320      5,115,377      1,760,262      1986

INDUSTRIAL:

   TMR Warehouses          Various     OH     1,466,213     21,429,631     22,895,844      5,809,675      1988
                                            --------------------------------------------------------

                                            $ 8,040,238    $53,884,258    $61,924,496    $15,963,186
                                            ========================================================

Note: The aggregate cost for Federal income tax purposes is $81,563,197 at December 31, 1999.

HIGH EQUITY PARTNERS L.P.  - SERIES 88

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999

(A)    RECONCILIATION OF REAL ESTATE OWNED:

                                                             For the Years Ended December 31,
                                                  -----------------------------------------------------
                                                     1999                 1998                 1997
                                                     ----                 ----                 ----
         BALANCE AT BEGINNING OF YEAR             $61,871,213          $61,407,086          $61,292,279

         ADDITIONS DURING THE YEAR
             Improvements to Real Estate               53,284              464,127              114,807
                                                  -----------          -----------          -----------

         BALANCE AT END OF YEAR (1)               $61,924,497          $61,871,213          $61,407,086
                                                  ===========          ===========          ===========

         (1) INCLUDES THE INITIAL COST OF THE PROPERTIES PLUS ACQUISITION AND CLOSING COSTS.


(B)    RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                         For the Years Ended December 31,
                                               -----------------------------------------------------
                                                  1999                  1998                 1997
                                                  ----                  ----                 ----
         BALANCE AT BEGINNING OF YEAR          $14,549,818          $13,096,743          $11,697,525

         ADDITIONS DURING THE YEAR
            Depreciation expense(1)              1,413,368            1,453,075            1,399,218
                                               -----------          -----------          -----------

         BALANCE AT END OF YEAR                $15,963,186          $14,549,818          $13,096,743
                                               ===========          ===========          ===========

         (1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS AND ON TENANT IMPROVEMENTS OVER THE ESTIMATED TERM OF THE RLEATED LEASE.