Form 10-Q
period 2000-03-31
HIGH EQUITY PARTNERS L P SERIES 88
filed 2000-05-15
CIK 831574

                           FORM 10-Q - MARCH 31, 2000

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

               5 Cambridge Center, 9th Floor, Cambridge, MA 02142
                    (Address of principal executive offices)

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

                            Yes     X                   No
                                --------                    --------

--------------------------------------------------------------------------------

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

                                      INDEX

Part I.  Financial Information:                                             Page
                                                                            ----

Item 1.  Financial Statements

     Balance Sheets - March 31, 2000 and December 31, 1999..................   1

     Statements of Operations - Three Months Ended March 31, 2000
       and l999 ............................................................   2

     Statement of Partners' Equity - Three Months Ended
        March 31, 2000......................................................   3

     Statements of Cash Flows - Three Months Ended
       March 31, 2000 and 1999..............................................   4

     Notes to Financial Statements..........................................   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........  12


Part II. Other Information:

     Exhibits and Reports on Form 8-K.......................................  13

Signatures..................................................................  14

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

                                 BALANCE SHEETS

                                       March 31, 2000          December 31, 1999
                                       --------------          -----------------
ASSETS

Real estate - net                        $ 45,614,053               $ 45,961,310
Cash and cash equivalents                   7,074,856                  6,433,530
Other assets                                1,621,851                  1,454,764
Receivables - net                             340,716                    338,098
                                         ------------               ------------
                                         $ 54,651,476               $ 54,187,702
                                         ============               ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses     $   775,591                $   883,464
Due to affiliates                             221,203                    448,230
                                          -----------                -----------
                                              996,794                  1,331,694
                                          -----------                -----------

Commitments and contingencies (Note 6 and 7)

PARTNERS' EQUITY:

Limited partners' equity (371,766
   units issued and outstanding)           50,971,929                 50,213,189
General partners' equity                    2,682,753                  2,642,819
                                           ----------                 ----------
                                           53,654,682                 52,856,008
                                           ----------                 ----------
                                         $ 54,651,476               $ 54,187,702
                                         ============               ============


                       See notes to financial statements.

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

                            STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                        2000            1999
                                                        ----            ----

Rental Revenue                                     $ 2,055,166      $ 1,743,975
                                                   -----------      ------------

Costs and Expenses:

     Operating expenses                                461,616          481,180
     Depreciation and amortization                     387,513          390,750
     Partnership asset management fee                  167,420          220,101
     Administrative expenses                           255,106          717,243
     Property management fee                            61,989           47,027
                                                   -----------      ------------
                                                     1,333,644        1,856,301
                                                   -----------      ------------

Income (loss) before interest and other income         721,522         (112,326)

     Interest income                                    77,152           63,261
     Other income                                           --           67,660
                                                   -----------      ------------

Net income                                         $   798,674       $   18,595
                                                   ===========       ===========


Net income attributable to:

     Limited partners                              $   758,740       $   17,665
     General partners                                   39,934              930
                                                   -----------       -----------
Net income                                           $ 798,674       $   18,595
                                                   ===========       ===========

Net income per unit of limited partnership
     interest (371,766 units outstanding)             $   2.04       $     0.05
                                                   ===========       ===========


                       See notes to financial statements.

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

                          STATEMENT OF PARTNERS' EQUITY

                              General Partners'   Limited Partners'
                                    Equity            Equity            Total
                                 -----------       ------------     ------------

Balance, January 1, 2000         $ 2,642,819       $ 50,213,189     $ 52,856,008

Net income for the three months
   ended March 31, 2000               39,934            758,740          798,674
                                 -----------       ------------     ------------

Balance, March 31, 2000          $ 2,682,753       $ 50,971,929     $ 53,654,682
                                 ===========       ============     ============


                       See notes to financial statements.

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

                            STATEMENTS OF CASH FLOWS

                                            For the Three Months Ended March 31,
                                        ----------------------------------------
                                                       2000                 1999
                                                       -----                ----

Cash Flows From Operating Activities:

     Net income                                       $  798,674     $   18,595
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                   387,513        390,750
         Straight line adjustment for stepped
           lease rentals                                 (10,524)        10,283
     Changes in assets and liabilities:
         Accounts payable and accrued expenses             7,872)       713,499
         Receivables                                      (2,618)       (25,625)
         Due to affiliates                              (227,027)       (53,382)
         Other assets                                   (187,022)        (7,937)
                                                      ----------     ----------

     Net cash provided by operating activities           651,124      1,046,183
                                                      ----------     ----------

Cash Flows From Investing Activities:
     Improvements to real estate                          (9,798)       (21,179)
                                                      ----------     ----------
Cash Flows From Financing Activities:
     Distributions to partners                                 -       (997,899)
                                                      -----------    -----------

Increase in Cash and Cash Equivalents                    641,326         27,105

Cash and Cash Equivalents, Beginning of Year           6,433,530      6,520,698
                                                      ----------     ----------
Cash and Cash Equivalents, End of Quarter             $7,074,856     $6,547,803
                                                      ==========     ==========


                       See notes to financial statements.

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

l.       GENERAL

         The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's Annual Report on Form l0-K for the year ended December 3l, l999.

         The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Investment in Joint Ventures

         Certain properties were purchased in joint venture ownership with affiliated partnerships that have the same, or affiliated, general partners as the Partnership. The Partnership owns as undivided interest and is severably liable for indebtedness it incurs in connection with its ownership interest in those properties. Therefore, the Partnership's financial statements present the assets, liabilities, revenues, and expenses of the joint venture on a pro rata basis in accordance with the Partnership's percentage of ownership.

         Real Estate

         Real estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacement and betterments are capitalized. The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of a property may not be recoverable, the Partnership estimates the future cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

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

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Real Estate (continued)

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

3.       RELATED PARTY TRANSACTIONS

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

         From August 28, 1997 to October 21, 1999, Presidio was party to a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. For the three months ended March 31, 1999, reimbursable expenses incurred by NorthStar Presidio related to the Partnership amounted to approximately $25,500. Effective October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide Asset Management and Investor Relation Services to the Partnership and other entities affiliated with the Partnership.

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.       RELATED PARTY TRANSACTIONS (CONTINUED)

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

         For the quarters ended March 31, 2000 and 1999, Resources Supervisory was entitled to receive $61,989 and $47,027, respectively, of which $58,206 and $27,488 was paid to unaffiliated management companies, respectively, for property management services and the balance was retained by Resources Supervisory.

         For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. For each of the quarters ended March 31, 2000 and 1999, the Managing General Partner received $50,000.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 was reduced to $719,411. Further, the Partnership Agreement was amended (for the year 2000 and beyond) so that the partnership management fee will be 1.25% of the Gross Asset Value of the Partnership, defined as the appraised value of all the assets of the Partnership based on the most recent appraisal. For each of the quarters ended March 31, 2000 and 1999 the Managing General Partner earned $167,420 and $220,101, respectively.

         The General Partners are allocated 5% of the net income of the Partnership, which amounted to $39,934 and $930 for the quarters ended March 31, 2000 and 1999, respectively. They are also entitled to receive 5% of distributions, which amounted to $49,896 for the quarter ended March 31, 1999.

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

         In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer,

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.       RELATED PARTY TRANSACTIONS (CONTINUED)

         Olympia announced that it had accepted for payment 14,955 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of those units owned by Olympia as a result of the Offer, or 7,478 units, for $132.26 per unit. In addition, Olympia has the right to cause Presidio to purchase its remaining units for a price based on procedures set forth in the agreement. Olympia purported to exercise this right subsequent to quarter end.

         Subsequent to the expiration of the tender offer described above, Millennium Funding IV Corp. purchased an additional 12,396 limited partnership units from August 1998 through May 1999. The total number of units purchased by Millenium Funding IV Corp. represents approximately 18.1% of the outstanding limited partnership units of the Partnership.

         Pursuant to the settlement of a class action lawsuite (see Note 7), an affiliate of the General Partners, Millennium Funding IV, LLC, made a tender offer to limited partners to acquire up to 25,034 Units (representing approximately 6.7% of the outstanding Units) at a price of $113.15 per Unit. The offer closed in January 2000 and all 25,034 Units were acquired in the offer. As a result of these purchases as well as the other purchases of units by affiliates of the General Partners, affiliates of the General Partners own 105,106 units representing approximately 28.27% of the total outstanding units.

4.       REAL ESTATE

         The following table is a summary of the Partnership's real estate as of:

                                        March 31, 1999         December 31, 1999
                                        --------------         -----------------

Land                                     $  8,040,238              $  8,040,238
Buildings and improvements                 53,894,057                53,884,258
                                         ------------              ------------
                                           61,934,295                61,924,496
                                         ============              ============

Less: Accumulated depreciation            (16,320,242)              (15,963,186)
                                          ===========              ============
                                         $ 45,614,053              $ 45,961,310
                                         ============              ============

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

5.  DUE TO AFFILIATES

                                           March 31, 2000      December 31, 1999
                                           --------------      -----------------

Partnership asset management fee              $  167,420              $  279,206
Property management fee                            3,783                  69,024
Non-accountable expense reimbursement             50,000                 100,000
                                              ----------              ----------

                                              $  221,203              $  448,230
                                              ==========              ==========

Such amounts were paid in the subsequent quarters.


6.       COMMITMENTS AND CONTINGENCIES

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

b) A former retail tenant of 568 Broadway (Galix Shops, Inc.) and a related corporation which is a retail tenant of a building adjacent to 568 Broadway filed a lawsuit in the Supreme Court of The State of New York, County of New York, against the Broadway Joint Venture which owns 568 Broadway. The action was filed on April 13, 1994. The Plaintiffs allege that by erecting a sidewalk shed in 1991, 568 Broadway deprived plaintiffs of light, air and visibility to their customers. The sidewalk shed was erected, as required by local law, in connection with the inspection and restoration of the 568 Broadway building facade, which is also required by local law. Plaintiffs further allege that the erection of the sidewalk shed for a continuous period of over two years is unreasonable and unjustified and that such conduct by defendants has deprived plaintiffs of the use and enjoyment of their property. The suit seeks a judgement requiring removal of the sidewalk shed (since removed) compensatory damages of $20 million and punitive damages of $10 million. The Partnership believes that this suit is merit less and intends to vigorously defend it.

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

7.       SETTLEMENT OF LAWSUIT

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

         As required by the settlement, an affiliate of the General Partners, Millennium Funding IV LLC, made a tender offer to limited partners to acquire up to 25,034 Units (representing approximately 6.7% of the outstanding Units) at a price of $113.15 per Unit. The offer closed in January 2000 and all 25,034 Units were acquired in the offer.

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

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this form 10-Q contain certain forward-looking statements and involve risks uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

Cash and cash equivalents are temporarily invested in short term instruments and together with cash flow from operations are expected to be sufficient to fund future capital improvements to the Partnership's properties.

The Partnership's level of liquidity based upon cash and cash equivalents increased by $641,326 to $7,074,856 at March 31, 2000 as compared to December 31, 1999. The increase in cash and cash equivalents at March 31, 2000 is due to $651,124 of cash provided by operating activities which was partially offset by $9,798 of cash used for capital expenditures. The Partnership primary source of funds is cash flow from the operation of its properties, principally rents received from tenants less property operating expenses. .

The Partnership expects to continue to utilize a portion of its cash flow from operations and its reserves to pay for various capital and tenant improvements to its properties and for leasing commissions. Vacancies at Tri-Columbus and Melrose II are currently being marketed to a variety of potential tenants. The Partnership is currently funding operating expenses at these locations from cash reserves. If and when replacement tenants are secured, it is likely that capital expenditures will be required to fund tenant improvements and leasing commissions. Capital and tenant improvements and leasing commissions may in the future exceed the Partnership's cash flow from operations. In that event, the Partnership would utilize its remaining working capital reserves, reduce distributions, or sell one or more properties. Except as discussed above, management is not aware of any other trends, events, commitments, or uncertainties that will have a significant impact on liquidity.

As discussed in "Item 1. Financial Statements-Note 7", the Partnership entered into a settlement agreement relating to a class action lawsuit. In light of the current implementation of the settlement and the filing of the Registration Statement pursuant to which the General Partners are using their best efforts to reorganize the Partnership into a real estate investment trust, the General Partners have suspended any distributions until such reorganization is either approved or disapproved.

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Partnership experienced an increase in net income for the three months ended March 31, 2000 to $798,074 as compared to $18,595 for the same period in 1999 due to an increase in rental revenues and a decrease in costs and expenses which were partially offset by a decrease in other income.

Rental revenues for the three months ended March 31, 2000 increased to $2,055,166 or 17.8% from $1,743,975 for the same period in 1999. Rental revenues increased due to increased occupancy at Tri-Columbus, as well as higher expense reimbursement income.

Costs and expenses decreased by $522,657 or 28% for the three months ended March 31, 2000 as compared to 1999, primarily due to decreases in administrative expenses ($462,137) depreciation and amortization ($3,237) partnership asset management fees ($52,681) and operating expenses ($19,564). These decreases were partially offset by an increase in property management fees ($14,962).

Administrative expense decreased as legal expenses associated with the class action litigation were incurred in 1999 with no similar charges in 2000. In addition, partnership asset management fees decreased for the first quarter of 2000 as compared to the first quarter of 1999. See, Item 1. Financial Statements, Note 3. Operating expenses decreased due to lower non-recurring repairs and maintenance expenses. The increase in property management fees is the result from higher rental revenues.

Interest income increased due to higher cash balances during the three months ended March 31, 2000 as compared to the same period in 1999. Other income decreased during the three months ended March 31, 2000 as compared to 1999 due to a decrease in transfer fees in 2000.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits: There were no exhibits filed.

             27. Financial data schedule is filed as an exhibit to this report.

         (b) Reports on Form 8-K

No report on Form 8-K was filed during this period.

                         HIGH EQUITY PARTNERS-SERIES 88

                           FORM 10-Q - MARCH 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           High Equity Partners L.P. - Series 88

                           By:  Resources High Equity, Inc.
                                ----------------------
                                Managing General Partner

Dated: May 12, 2000        By:  /s/  Michael L. Ashner
                                ----------------------
                                     Michael L. Ashner
                                     President and Director
                                    (Principal Executive Officer)


Dated: May 12, 2000        By:  /s/  Carolyn B. Tiffany
                                -----------------------
                                     Carolyn B. Tiffany
                                     Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)