Form 10-Q
period 2000-06-30
HIGH EQUITY PARTNERS L P SERIES 88
filed 2000-08-15
CIK 831574

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         Commission file number 0-16855
                                                -------

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

                            Yes    X          No
                                 -----       ----

--------------------------------------------------------------------------------

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000


                                      INDEX


Part I.

     Item 1. Financial Information:

             Balance Sheets - June 30, 2000 and December 31, 1999...........   3

             Statements of Operations - Three and Six Months Ended
               June 30, 2000 and l999.......................................   4

             Statement of Partners' Equity - Six Months Ended
               June 30, 2000................................................   5

             Statements of Cash Flows - Six Months Ended June 30,
                2000 and 1999...............................................   6

             Notes to Financial Statements..................................   7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.....  16


Part II. Other Information:

     Item 6. Exhibits and Reports on Form 8-K...............................  17

Signatures    ..............................................................  18

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000


                                 BALANCE SHEETS



                                                      JUNE 30,      DECEMBER 31,
                                                        2000           1999
                                                    -----------     -----------

ASSETS

Real estate - net                                   $45,275,859     $45,961,310
Cash and cash equivalents                             8,036,758       6,433,530
Other assets                                          1,600,751       1,454,764
Receivables                                             226,223         338,098
                                                    -----------     -----------

                                                    $55,139,591     $54,187,702
                                                    ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                   780,746         883,464
Due to affiliates                                       213,637         448,230
                                                    -----------     -----------

                                                        994,383       1,331,694
                                                    -----------     -----------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (371,766
   units issued and outstanding)                     51,437,929      50,213,189
General partners' equity                              2,707,279       2,642,819
                                                    -----------     -----------

                                                     54,145,208      52,856,008
                                                    -----------     -----------

                                                    $55,139,591     $54,187,702
                                                    ===========     ===========




                       See notes to financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000


                            STATEMENTS OF OPERATIONS

                                               FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                  ENDED JUNE 30,           ENDED JUNE 30,
                                             -----------------------   -----------------------
                                                2000         1999         2000         1999
                                             ----------   ----------   ----------   ----------
Rental Revenue                               $1,726,534   $2,051,488   $3,781,700   $3,795,463
                                             ----------   ----------   ----------   ----------

Costs and Expenses:

     Operating expenses                         440,071      424,240      901,687      905,420
     Depreciation and amortization              383,157      390,750      770,670      781,500
     Partnership management fee                 167,420      220,101      334,840      440,202
     Administrative expenses                    311,653      143,470      566,759      860,713
     Property management fee                     37,909       58,555       99,898      105,581
                                             ----------   ----------   ----------   ----------
                                              1,340,210    1,237,116    2,673,854    3,093,416
                                             ----------   ----------   ----------   ----------

Income before interest and other income         386,324      814,372    1,107,846      702,047

     Interest income                             96,002       80,342      173,154      143,603

     Other income                                 8,200        6,210        8,200       73,870
                                             ----------   ----------   ----------   ----------

Net income                                   $  490,526   $  900,924   $1,289,200   $  919,520
                                             ==========   ==========   ==========   ==========

Net income attributable to:

     Limited partners                        $  466,000   $  855,878   $1,224,740   $  873,544

     General partners                            24,526       45,046       64,460       45,976
                                             ----------   ----------   ----------   ----------

Net income                                   $  490,526   $  900,924   $1,289,200   $  919,520
                                             ==========   ==========   ==========   ==========

Net income per unit of limited partnership
      interest (371,766 units outstanding)   $     1.25   $     2.30   $     3.29   $     2.35
                                             ==========   ==========   ==========   ==========

                       See notes to financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000


                          STATEMENT OF PARTNERS' EQUITY



                                         GENERAL        LIMITED
                                        PARTNERS'      PARTNERS'
                                         EQUITY         EQUITY          TOTAL
                                       -----------    -----------    -----------

Balance, January 1, 2000               $ 2,642,819    $50,213,189    $52,856,008

Net income for the six months
  ended June 30, 2000                       64,460      1,224,740      1,289,200
                                       -----------    -----------    -----------

Balance, June 30, 2000                 $ 2,707,279    $51,437,929    $54,145,208
                                       ===========    ===========    ===========



                       See notes to financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000


                            STATEMENTS OF CASH FLOWS


                                                      FOR THE SIX MONTHS ENDED
                                                              JUNE 30,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------

Cash Flows From Operating Activities:

     Net income                                      $ 1,289,200    $   919,520
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                   770,670        781,500
         Straight line adjustment for stepped
           lease rentals                                 (21,048)        20,566
     Changes in assets and liabilities:
         Accounts payable and accrued expenses          (102,718)       748,053
         Receivables                                     111,875       (188,705)
         Due to affiliates                              (234,593)       (45,796)
         Other assets                                   (185,856)      (174,357)
                                                     -----------    -----------

     Net cash provided by operating activities         1,627,530      2,060,781
                                                     -----------    -----------

Cash Flows From Investing Activities:

     Improvements to real estate                         (24,302)       (21,823)
                                                     -----------    -----------

Cash Flows From Financing Activities:

     Distributions to partners                                --     (1,995,798)
                                                     -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents       1,603,228         43,160

Cash and Cash Equivalents, Beginning of Year           6,433,530      6,520,698
                                                     -----------    -----------

Cash and Cash Equivalents, End of Quarter            $ 8,036,758    $ 6,563,858
                                                     ===========    ===========



                       See notes to financial statements.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


l. GENERAL

   The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's Annual Report on Form l0-K for the year ended December 3l, l999.

   The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.


2. SIGNIFICANT ACCOUNTING POLICIES

   Investment in Joint Ventures

   Certain properties were purchased in joint ventures with affiliated partnerships that have the same, or affiliated, general partners as the Partnership. The Partnership owns as undivided interest and is severally liable for indebtedness it incurs in connection with its ownership interest in those properties. Therefore, the Partnership's financial statements present the assets, liabilities, revenues, and expenses of the joint venture on a pro rata basis in accordance with the Partnership's percentage of ownership.

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

                           FORM 10-Q - JUNE 30, 2000

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


3. RELATED PARTY TRANSACTIONS (CONTINUED)

   The Partnership has a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. Some of the property management fees are paid to unaffiliated management companies that perform certain management functions for certain properties.

   For the quarter ended June 30, 2000, Resources Supervisory was entitled to receive $37,909. Due to flat fee agreements with certain properties and collection of outstanding receivables, $37,909 was paid to unaffiliated management companies for property management services. For the quarter ended June 30, 1999, Resources Supervisory was entitled to receive $58,555 of which $31,430 was paid to unaffiliated management companies for property management services and the balance was retained by Resources Supervisory.

   For the six months ended June 30, 2000, Resources Supervisory was entitled to receive $99,898. Due to flat fee agreements with certain properties and collection of outstanding receivables, $99,898 was paid to unaffiliated management companies for property management services. For the six months ended June 30, 1999, Resources Supervisory was entitled to receive $105,581 of which $58,917 was paid to unaffiliated management companies for property management services and the balance was retained by Resources Supervisory.

   For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. For each of the quarters ended June 30, 2000 and 1999, the Managing General Partner received $50,000. For the six months ended June 30, 2000 and 1999 the Managing General Partner received $100,000.

   For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 was reduced to $719,411. Further, the Partnership Agreement was amended (for the year 2000 and beyond) so that the partnership management fee will be 1.25% of the Gross Asset Value of the Partnership, defined as the appraised value of all the assets of the Partnership based on the most recent appraisal. For each of the quarters ended June 30, 2000 and 1999, the Managing General Partner earned partnership management fees of $167,420 and $220,101, respectively. For the six months ended June 30, 2000 and 1999, the Managing General Partner earned partnership management fees of $334,840 and $440,202.

   The General Partners are allocated 5% of the net income of the Partnership, which amounted to $24,526 and $45,046 for the quarters ended June 30, 2000 and 1999, respectively. The General Partners are also entitled to receive 5% of distributions, which amounted to $49,896 for the quarter ended June 30, 1999 and $99,792 for the six months ended June 30, 1999.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


3. RELATED PARTY TRANSACTIONS (CONTINUED)

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

   In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 14,955 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of those units owned by Olympia as a result of the Offer, or 7,478 units, for $132.26 per unit. In addition, Olympia has the right to cause Presidio to purchase its remaining units for a price based on procedures set forth in the agreement. Olympia recently exercised this right, and it is anticipated that Presidio or its affiliates will acquire an additional 7,477 units.

   Subsequent to the expiration of the tender offer described above, Millennium Funding IV Corp. purchased an additional 12,396 limited partnership units from August 1998 through May 1999. The total number of units purchased by Millenium Funding IV Corp. represents approximately 18.1% of the outstanding limited partnership units of the Partnership.

   Pursuant to the settlement of a class action lawsuit (see Note 6), an affiliate of the General Partners, Millennium Funding IV, LLC, made a tender offer to limited partners to acquire up to 25,034 Units (representing approximately 6.7% of the outstanding Units) at a price of $113.15 per Unit. The offer closed in January 2000 and all 25,034 Units were acquired in the offer. As a result of these purchases as well as the other purchases of units by affiliates of the General Partners, affiliates of the General Partners own 105,106 units representing approximately 28.27% of the total outstanding units.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


4. REAL ESTATE

   The following table is a summary of the Partnership's real estate as of:

                                                 JUNE 30,            DECEMBER
                                                   2000              31, 1999
                                               ------------        ------------

   Land                                        $  8,040,238        $  8,040,238

   Buildings and improvements                    53,908,561          53,884,258
                                               ------------        ------------

                                                 61,948,799          61,924,496

   Less: Accumulated depreciation               (16,672,940)        (15,963,186)
                                               ------------        ------------

                                               $ 45,275,859        $ 45,961,310
                                               ============        ============


5. DUE TO AFFILIATES

                                                 JUNE 30,            DECEMBER
                                                   2000              31, 1999
                                               ------------        ------------

   Partnership asset management fee            $    163,637        $    279,206
   Property management fee                             --                69,024
   Non-accountable expense reimbursement             50,000             100,000
                                               ------------        ------------

                                               $    213,637        $    448,230
                                               ============        ============

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


7. SETTLEMENT OF LAWSUIT (CONTINUED)

   The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly traded real estate investment trust. The Registration Statement has not yet become effective and the consent of a majority of limited partners will be needed to effect the restructuring.

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

The Partnership's level of liquidity based upon cash and cash equivalents increased by $1,603,228 to $8,036,758 at June 30, 2000 as compared to December 31, 1999. The increase in cash and cash equivalents at June 30, 2000 is due to $1,627,530 of cash provided by operating activities which was partially offset by $24,302 of cash used for capital expenditures. The Partnership primary source of funds is cash flow from the operation of its properties, principally rents received from tenants less property operating expenses. .

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Partnership experienced a decrease in net income for the three months ended June 30, 2000 of $410,398 in comparison to the same period in 1999 due to an decrease in rental revenues and an increase in costs and expenses that was partially offset by a increase in other income. The Partnership experienced an increase in net income for the six months ended June 30, 2000 of $369,680 in comparison to the same period in 1999 due to a decrease in costs and expenses and an increase in interest income offset slightly by a decrease in rental revenue and other income.

Rental revenues for the three months ended June 30, 2000 decreased to $1,726,534 from $2,051,488 for the same period in 1999. The decrease was due to lower common area maintenance and real estate tax reimbursements offset by increased occupancy at Tri-Columbus.

Rental revenues for the six months ended June 30, 2000 decreased to $3,781,700 from $3,795,463 for the same period in 1999 due to lower common area maintenance and real estate tax reimbursements offset by increased occupancy at Tri-Columbus.

Costs and expenses increased by $103,094 or 8.3% for the three months ended June 30, 2000 as compared to 1999, primarily due to an increase in administrative expenses due to incurring legal and professional fees associated with the conversion of the Partnership to a Real Estate Investment Trust. The increase was partially offset by a decrease in partnership management fees ($52,681).
Item 1 Financial Statements Note 3.

Costs and expenses decreased by $419,562 or 13.6% for the six months ended June 30, 2000 as compared to 1999 due to decreases in all expense items. Administrative expenses decreased as legal expenses associated with the conversion of the partnership to a REIT were less than the legal fees associated with the class action litigation. In addition, partnership asset management fees decreased for the first quarter of 2000 as compared to the first quarter of 1999 as a result of an amendment to the Partnership Agreement which changed the calculation of such fee. Item 1 Financial Statements Note 3. Operating expenses decreased due to lower non-recurring repairs and maintenance expenses. The decrease in property management fees is the result from lower rental revenues.

Interest income increased due to higher cash balances during the three and six months ended June 30, 2000 as compared to the same periods in 1999. Other income increased during the three months ended June 30, 2000 as compared to 1999 due to an increase in transfer fees. Other income decreased for the six months ended June 30, 2000 due to less transfer fee income received during the first six months of 2000 as compared to the same period in 1999.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000



PART II.  OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits: There were no exhibits filed.

             27. Financial data schedule is filed as an exhibit to this report.

         (b) Reports on Form 8-K

             No report on Form 8-K was filed during this period.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                           FORM 10-Q - JUNE 30, 2000


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


                                          High Equity Partners L.P. - Series 88

                                          By: Resources High Equity, Inc.
                                              Managing General Partner

Dated: August 14, 2000                    By: /s/ MICHAEL L. ASHNER
                                              ----------------------
                                                  Michael L. Ashner
                                                  President and Director
                                                  (Principal Executive Officer)


Dated: August 14, 2000                    By: /s/ CAROLYN B. TIFFANY
                                              -----------------------
                                                  Carolyn B. Tiffany
                                                  Vice President and Treasurer
                                                  (Principal Financial and
                                                   Accounting Officer)