Form 10-K/A
period 2000-06-30
HIGH EQUITY PARTNERS L P SERIES 88
filed 2000-09-15
CIK 831574

FORM 10K/A
                                 Amendment No. 1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                               Commission File Number
December 31, 1999                                                      0-16855

                      HIGH EQUITY PARTNERS L.P.--SERIES 88
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                           13-3394723
-------------------------------                       -----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification Number)

5 Cambridge Center, 9th Floor, Cambridge, MA                  02142
--------------------------------------------               ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:     (617) 234-3000
                                                        ---------------

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

                                    Yes X   No
                                       ---     ---

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

     The Annual Report on Form 10-K for the Year ended December 31, 1999 of High Equity Partners, L.P. - Series 88 is hereby amended by deleting (i) Item 1. - Competition; (ii) Item 1 - Employees, (iii) Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Market, and (iv) Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Impairment of Assets in their entirety and inserting the following in lieu thereof.

(i) Item 1 - Competition

Competition

     The real estate business is highly competitive and, as discussed more particularly in "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Market", the properties acquired by the Partnership may have active competition from similar properties in the vicinity. In addition, various limited partnerships have been formed by the Managing General Partner and/or its affiliates and agents that engage in businesses that may be competitive with the Partnership. The Partnership will also experience competition for potential buyers at such time as it seeks to sell any of its properties.

(ii) Item 1 - Employees

Employees

     On-site personnel perform services for the Partnership at the properties. Salaries for such on-site personnel are paid by unaffiliated management companies that service the Partnership's properties. Services are also performed by the Managing General Partner and by Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner. Resources Supervisory currently provides supervisory management and leasing services for all of the Partnership's properties and subcontracts certain management and leasing functions to unaffiliated third parties.

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

     Presidio determined that it would be more cost effective to retain AP-PCC III, L.P. (the "Agent") to provide asset management and investor services for the Partnership. Accordingly, on October 21, 1999 Presidio entered into a Services Agreement with the Agent pursuant to which the

Agent was retained to provide asset management and investor relation services to Partnership and other entities affiliated with Partnership.

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

(iii) Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Market

REAL ESTATE MARKET

     In the markets in which the Partnership's properties are located, the market values of existing properties continue to recover from the effects of the substantial decline in the real estate market in the early 1990's. However, in select markets, values have been slow to recover, and high vacancy rates continue to exist in some areas. The geographic diversity of the Partnership's properties decreases the risk of a significant partnership devaluation resulting from an isolated market slump in a particular region. The overall economic outlook for the specific markets in which the Partnership's properties are located continues to be stable to improving.

     The outlook is particularly positive for 568 Broadway as office and retail space in the Midtown South sub-market in which 568 Broadway is located is becoming increasingly popular. Little new office space inventory has been introduced to offset demand in the area, resulting in a favorable operating environment for the property. Rents are thus anticipated to continue to increase at the property for the foreseeable future.

     The expectations are positive, but more tempered, for improving market conditions in several other regions in which the Partnership owns or has an interest in properties. Indications are that the Columbus, Ohio, Norcross, Georgia, Indianapolis, Indiana and Edina, Minnesota markets will continue to show moderate increases in real estate values for properties comparable to those in which the Partnership has an interest. The Partnership's properties in these locations seem to be well positioned to benefit from the growth in these markets. However, the realization of any market appreciation will be subject to the terms of the existing leases which are not due to expire for several years at the Partnership's properties in these locations.

     The Partnership also owns a property in Livonia, Michigan, a suburb of Detroit. After suffering significant losses in the early 1980's, the regional economy has diversified and is in the midst of a continuing steady recovery. The property is located on an established commercial and retail corridor near both downtown Detroit and the Detroit Metropolitan Airport. Accordingly, indications are that the property is well positioned to benefit from the anticipated growth in the area.

     The Las Vegas sub market in which Sunrise Marketplace is located is likewise improving with strong population growth and household development. A recent review of the property's position suggests however that Sunrise Marketplace is not located within one of the region's primary growth paths, and its competition continues to be traditional neighborhood shopping centers with grocery or discount store anchors. It is therefore not anticipated that Sunrise Marketplace will fully benefit from the expected general appreciation in the real estate market in the area.

     The Partnership's property in Melrose Park, Illinois continues to experience extremely poor operating conditions. While the broader Chicago market is experiencing economic and population growth which is creating a positive environment for real estate appreciation, the trade area in which the property is located is experiencing a decline in population. This decline coupled with the related flight from the area by big box retailers has left many retail properties, including the Partnership's property, suffering from high vacancy and low rental rates. Vehicular access to the Partnership's property is also difficult, further contributing to the negative outlook for the property in the foreseeable future.

     The Partnership owns an interest in a former Wigest Supermarket that is located in Toledo, Ohio. Toledo is experiencing moderate but sustained growth in the general economy. Accordingly, real estate values have been stable to improving in the recent past and demographic trends suggest the likelihood of continued moderate appreciation. Nonetheless, the tenant at the property, Wigest Corporation, has recently become in default of its leasehold obligations and has indicated that it will be unable to either cure the default or meet its future responsibilities under the lease. The Partnership through its joint venture position in the property has terminated Wigest's lease and is pursuing all available remedies thereunder. As a result of these developments, the Partnership is pursuing a new tenant for the property and early marketing efforts indicate that the rental rates that will likely be achieved at the property are below the scheduled rental rates under the Wigest lease. Should the terms of any new lease be less favorable than those previously in place under the Wigest lease, the properties near term value would be adversely affected.

     Technological changes are also occurring which may reduce the space needs of many tenants and potential tenants and may alter the demand for amenities and power supplies at the Partnership's properties. As a result of these changes and the continued risk for overall market volatility, the Partnership's potential for realizing the full value of its investment in the properties is at continued risk.

(iv) Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations -Impairment of Assets

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

     If the sum of the expected future undiscounted cash flow is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

     Impairment adjustments to reduce the carrying value of the real estate assets recorded by the Partnership do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

     Management is not aware of any other current trends, events, or commitments that will have a significant impact on the long-term value of the properties. However, because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize. Actual results may vary from the estimates and the variances may be material.

     All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment adjustments in prior years. Improvements in the real estate market and in property operations resulted in no adjustments for impairment being needed from 1997 through December 31, 1999.

     The following table represents the write-downs for impairments recorded against the Partnership's assets held at December 31, 1999 :

        Property
      -----------
      568 Broadway                               $ 6,157,700
      Sunrise                                      8,500,000
      Livonia Plaza                                2,100,000
      Melrose-Phase II                             2,881,000
                                                 -----------
                                                 $19,638,700
                                                 ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                   HIGH EQUITY PARTNERS, L.P.-SERIES-88

                                   By:  RESOURCES HIGH EQUITY, INC.
                                        Managing General Partner


Dated: September 14, 2000          By:        /s/ MICHAEL L. ASHNER
                                       -----------------------------------------
                                                  Michael L. Ashner
                                                  President and Director
                                                  (Principal Executive Officer)