Form 10-Q
period 2000-09-30
HIGH EQUITY PARTNERS L P SERIES 88
filed 2000-11-14
CIK 831574

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                               ------------------

                         Commission file number 0-16855
                                                -------

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             DELAWARE                                    13-3394723
  -------------------------------                    -------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


                CAMBRIDGE CENTER, 9TH FLOOR, CAMBRIDGE, MA 02142
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (617) 234-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

================================================================================

                                      INDEX

                                                                       Page No.
                                                                       -------
Part I. Financial Information:

Balance Sheets--September 30, 2000 and December 31, 1999                   3

Statements of Operations--Three and Nine Months Ended
  September 30, 2000 and l999                                              4

Statements of Partners' Equity--Nine Months Ended
  September 30, 2000                                                       5

Statements of Cash Flows-- Nine Months Ended
  September 30, 2000 and 1999                                              6

Notes to Financial Statements                                            7 - 13

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                   14 - 17

Part II. Other Information:

Legal Proceedings, Exhibits and Reports on Form 8-K                       18

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000


                                 BALANCE SHEETS

                                          SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                          ------------------  -----------------
ASSETS

Real estate - net                           $44,930,620         $45,961,310
Cash and cash equivalents                     9,115,648           6,433,530
Other assets                                  1,568,808           1,454,764
Receivables                                     113,857             338,098
                                            -----------         -----------
                                            $55,728,933         $54,187,702
                                            ===========         ===========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses       $   608,684         $   883,464
Due to affiliates                               239,109             448,230
                                            -----------         -----------
                                                847,793           1,331,694
                                            -----------         -----------
Commitments and contingencies (Note 6)

PARTNERS' EQUITY:

Limited partners' equity (371,766
   units issued and outstanding)             52,137,064          50,213,189
General partners' equity                      2,744,076           2,642,819
                                            -----------         -----------
                                             54,881,140          52,856,008
                                            -----------         -----------
                                            $55,728,933         $54,187,702
                                            ===========         ===========



                        SEE NOTES TO FINANCIAL STATEMENTS

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000

                            STATEMENTS OF OPERATIONS

                                                FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                --------------------------        -------------------------
                                                  2000            1999               2000          1999
                                                ----------      ----------        ----------     ----------
Rental Revenue                                  $1,816,723      $1,731,239        $5,598,423     $5,526,702
                                                ----------      ----------        ----------     ----------
Costs and Expenses:
     Operating expenses                            346,730         450,300         1,248,417      1,355,720
     Depreciation and amortization                 409,030         390,750         1,179,700      1,172,250
     Partnership management fee                    183,415         139,605           518,255        579,807
     Administrative expenses                       210,132         216,664           776,891      1,077,377
     Property management fee                        65,440          47,352           165,338        152,933
                                                ----------      ----------        ----------     ----------
                                                 1,214,747       1,244,671         3,888,601      4,338,087
                                                ----------      ----------        ----------     ----------
Income before interest and other income            601,976         486,568         1,709,822      1,188,615
     Interest income                               117,206          61,510           290,360        205,113
     Other income                                   16,750           9,730            24,950         83,600
                                                ----------      ----------        ----------     ----------
Net income                                      $  735,932      $  557,808        $2,025,132     $1,477,328
                                                ==========      ==========        ==========     ==========
Net income attributable to:
     Limited partners                           $  699,135      $  529,918        $1,923,875     $1,403,462
     General partners                               36,797          27,890           101,257         73,866
                                                ----------      ----------       -----------     ----------
Net income                                      $  735,932      $  557,808        $2,025,132     $1,477,328
                                                ==========      ==========        ==========     ==========
Net income per unit of limited
     partnership interest (371,766 units
     outstanding)                               $     1.88      $     1.43        $     5.17     $     3.78
                                                ============    ==========        ==========     ==========




                        SEE NOTES TO FINANCIAL STATEMENTS

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000

                          STATEMENT OF PARTNERS' EQUITY

                                     GENERAL         LIMITED
                                     PARTNERS'       PARTNERS'
                                     EQUITY            EQUITY           TOTAL
                                    ----------       -----------     -----------
Balance, January 1, 2000            $2,642,819       $50,213,189     $52,856,008

Net income for the nine months
ended September 30, 2000               101,257         1,923,875       2,025,132
                                    ----------       -----------      ----------

Balance, September 30, 2000         $2,744,076       $52,137,064     $54,881,140
                                    ==========       ===========     ===========







                        SEE NOTES TO FINANCIAL STATEMENTS

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000


                            STATEMENTS OF CASH FLOWS

                                                      FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------
                                                          2000           1999
                                                      -----------       -------
Cash Flows From Operating Activities:
     Net income                                        $2,025,132   $ 1,477,328
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                  1,179,700     1,172,250
         Straight line adjustment for stepped
           lease rentals                                  (40,386)       30,849
     Changes in assets and liabilities:
         Accounts payable and accrued expenses           (274,780)      201,362
         Receivables                                      224,241      (234,755)
         Due to affiliates                               (209,121)     (133,406)
         Other assets                                    (186,480)     (230,155)
                                                       ----------   -----------
     Net cash provided by operating activities          2,718,306     2,283,473
                                                       ----------   -----------
Cash Flows From Investing Activities:
     Improvements to real estate                          (36,188)      (45,404)
                                                       ----------   -----------
Cash Flows From Financing Activities:
     Distributions to partners                                 --    (2,993,697)
                                                       ----------   -----------
Increase (Decrease) in Cash and Cash Equivalents        2,682,118      (755,628)
Cash and Cash Equivalents, Beginning of Year            6,433,530     6,520,698
                                                       ----------   -----------
Cash and Cash Equivalents, End of Quarter              $9,115,648   $ 5,765,070
                                                       ==========   ===========



                        SEE NOTES TO FINANCIAL STATEMENTS

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Partnership's Annual Report on Form l0-K for the year ended December 31, l999.

     The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

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

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000

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

     Revenue Recognition

     The Securities and Exchange Commission released staff accounting bulletin No. 101, "Revenue Recognition in Financial Statements" on December 3, 1999. The partnership has reviewed its revenue recognition policies and as a result there will be no material change in the revenue recognized by the Partnership.

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

     From August 28, 1997 to October 21, 1999, Presidio was party to a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. Effective October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership, previously provided by NorthStar Presidio. The Partnership does not pay any fees to the Agent.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS (CONTINUED)

     The Partnership had a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the General Partners, to perform certain functions relating to the management of the properties of the Partnership. Resources Supervisory in turn sub-contracted with management companies to provide property management services for specific properties. For the nine months ended September 30, 2000 Resources Supervisory was entitled to receive $165,338 for property management services, $99,189 of which was paid to Kestrel Management, L.P. ("Kestrel"), an affiliate of the General Partners and the Agent, and $66,149 of which was paid to unaffiliated management companies. For the nine months ended September 30, 1999 Resources Supervisory was entitled to receive $152,933 for property management services, $66,675 of which was paid to unaffiliated management companies with the balance being retained by Resources Supervisory. As of October 1, 2000 all property management services for the Partnership were being performed directly by Kestrel and Resources Supervisory was no longer performing any property management services.

     For the administration of the Partnership, the Managing General Partner is entitled to receive reimbursement of expenses of a maximum of $200,000 per year. For each of the quarters ended September 30, 2000 and 1999, the Managing General Partner received $50,000. For the nine months ended September 30, 2000 and 1999 the Managing General Partner received $150,000.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to receive an annual partnership asset management fee. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 was reduced to $719,411. Further, the Partnership Agreement was amended (for the year 2000 and beyond) so that the partnership management fee will be 1.25% of the Gross Asset Value of the Partnership, defined as the appraised value of all the assets of the Partnership based on the most recent appraisal. For each of the quarters ended September 30, 2000 and 1999, the Managing General Partner earned partnership management fees of $183,415 and $139,605, respectively. For the nine months ended September 30, 2000 and 1999, the Managing General Partner earned partnership management fees of $518,255 and $579,807.

     The General Partners are allocated 5% of the net income of the Partnership, which amounted to $36,797 and $27,890 for the quarters ended September 30, 2000 and 1999, respectively. Net income allocated to the General Partners amounted to $101,257 and $73,866 for the nine months ended September 30, 2000 and 1999, respectively. The General Partners are also entitled to receive 5% of distributions, $99,792 for the nine months ended September 30, 1999.

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

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS (CONTINUED)

     From July 1996 through March 12, 1998, Millennium Funding IV Corp., a wholly owned indirect subsidiary of Presidio, purchased 47,270 units of the Partnership from various limited partners. In connection with a tender offer for units of the Partnership made on March 12, 1998 (the "Offer") by Olympia Investors, L.P. ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 14,955 units properly tendered pursuant to the Offer. Pursuant to the Agreement, Presidio purchased 50% of those units owned by Olympia as a result of the Offer, or 7,478 units, for $132.26 per unit. In addition, Olympia had the right to cause Presidio to purchase its remaining units for a price based on procedures set forth in the agreement. Olympia recently exercised this right, and Millennium Funding IV, LLC, an affiliate of the General Partners, acquired an additional 7,477 units.

     Subsequent to the expiration of the tender offer described above, Millennium Funding IV Corp. purchased an additional 12,396 limited partnership units from August 1998 through May 1999.

     Pursuant to the settlement of a class action lawsuit (see Note 7), Millennium Funding IV, LLC completed a tender offer in January 2000 in which it purchased 25,034 limited partnership units (representing approximately 6.7% of the outstanding units) at a price of $113.15 per unit or $2,832,597 in total. As a result of these purchases as well as the purchases of units by affiliates of the General Partners, affiliates of the General Partners own 105,107 units representing purchasing approximately 28.27% of the total outstanding units.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

4.   REAL ESTATE

     The following table is a summary of the Partnership's real estate as of:


                                        SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                        ------------------    -----------------
Land                                     $  8,040,238          $  8,040,238
Buildings and improvements                 53,920,446            53,884,258
                                         ------------          ------------
                                           61,960,684            61,924,496
Less: Accumulated depreciation            (17,030,064)          (15,963,186)
                                         ------------          ------------
                                         $ 44,930,620          $ 45,961,310
                                         ============          ============



5.   DUE TO AFFILIATES

                                         SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                         ------------------   -----------------
Partnership asset management fee             $183,415            $279,206
Property management fee                         5,694              69,024
Non-accountable expense reimbursement          50,000             100,000
                                             --------            --------
                                             $239,109            $448,230
                                             ========            ========

     Such amounts were paid in the subsequent quarters.

6.   COMMITMENTS AND CONTINGENCIES

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

a) The Broadway Joint Venture's action for rent against Solo Press was tried in 1992 and resulted in a judgment in favor of the Broadway Joint Venture for rent owed. The Partnership believes this will result in dismissal of the action brought by Solo Press against the Broadway Joint Venture. Since the facts of the other actions which involve material claims or counterclaims are substantially similar, the Partnership believes that the Broadway Joint Venture will prevail in those actions as well.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000

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

7.   SETTLEMENT OF LAWSUIT

     In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Asset Management Fee equal to 1.25% of the Gross Asset Value of the Partnership for 2000 and thereafter and a fixed 1999 Partnership Asset Management Fee of $719,411 or $160,993 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount").

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

c

                          NOTES TO FINANCIAL STATEMENTS

7.   SETTLEMENT OF LAWSUIT (CONTINUED)

     A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly traded real estate investment trust. The Registration Statement has not yet become effective and the consent of a majority of limited partners will be needed to effect the restructuring.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000

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

This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties, consisting of office buildings, shopping centers and other commercial and industrial properties such as industrial parks and warehouses. The Partnership holds an interest in six properties, one of which, Melrose Crossing, is currently being marketed for sale. The Partnership generates rental revenues from the commercial properties and is responsible for each property's operating expenses as well as its administrative costs.

The Partnership had $9,115,648 in cash and cash equivalents at September 30, 2000. Cash and cash equivalents are temporarily invested in short-term instruments and, together with cash flow from operations, are expected to be sufficient to fund future capital improvements to the Partnership's properties.

The Partnership's level of liquidity based upon cash and cash equivalents increased by $2,682,118 to $9,115,648 at September 30, 2000 as compared to December 31, 1999. The increase in cash and cash equivalents at September 30, 2000 is due to $2,718,306 of cash provided by operating activities which was partially offset by $36,188 of cash used for capital expenditures. The Partnership primary source of funds is cash flow from the operation of its properties, principally rents received from tenants less property operating expenses.

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

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)

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

Results of Operations

The Partnership experienced an increase in net income for the nine months ended September 30, 2000 of $547,804 in comparison to the same period in 1999 due to increases in rental revenue and interest income as well as a decrease in costs and expenses partially offset by a decrease in other income. The Partnership experienced an increase in net income for the three months ended September 30, 2000 of $178,124 in comparison to the same period in 1999 due to increases in rental revenues interest income and other income. as well as a decrease in costs and expenses of $29,924.

Rental revenues for the nine months ended September 30, 2000 increased to $5,598,423 from $5,526,702 for the same period in 1999. The increase was due to increased occupancy at Tri-Columbus. Rental revenues for the three months ended September 30, 2000 increased to $1,816,723 from $1,731,239 for the same period in 1999.

Costs and expenses decreased by $449,486 for the nine months ended September 30, 2000 as compared to 1999 due to decreases in all expense items except depreciation and amortization and property management fees. Administrative expenses decreased as legal expenses associated with the conversion of the partnership to a REIT were less than the legal fees associated with the class action litigation. Partnership asset management fees decreased in 2000 as compared to 1999 as a result of an amendment to the Partnership Agreement which changed the calculation of such fee. (See Item 1 Financial Statements Note 3). Operating expenses decreased due to lower non-recurring repairs and maintenance expenses. The increase in property management fees was the result of higher rental revenues.

Costs and expenses decreased by $29,924 for the three months ended September 30, 2000 as compared to 1999 due to a decrease of operating expenses of $103,570, offset by increases in depreciation of and amortization, $18,280, partnership management fees of, $43,810 and management fees of $18,088.

Interest income increased due to higher cash balances during the three and nine months ended September 30, 2000 as compared to the same periods in 1999. Other income increased during the three months ended September 30, 2000 as compared to 1999 due to an increase in transfer fees. Other income decreased for the nine months ended September 30, 2000 due to less transfer fee income received during the first nine months of 2000 as compared to the same period in 1999.

Inflation is not expected to have a material impact on the Partnership's operations or financial position.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

      HIGH EQUITY PARTNERS L.P. - SERIES 88-FORM 10-Q - SEPTEMBER 30, 2000

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

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



                                  High Equity Partners L.P. - Series 88


                                  By: Resources High Equity, Inc.
                                      Managing General Partner


Dated: November 14, 2000              By:/s/  MICHAEL L. ASHNER
                                         ---------------------------------------
                                              Michael L. Ashner
                                              President and Director
                                              (Principal Executive Officer)


Dated: November 14, 2000              By:/s/  CAROLYN B. TIFFANY
                                         ---------------------------------------
                                              Carolyn B. Tiffany
                                              Vice President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)