Form 10-K
period 2000-12-31
HIGH EQUITY PARTNERS L P SERIES 88
filed 2001-04-02
CIK 831574

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                               Commission File Number
December 31, 2000                                               0-16855

                      HIGH EQUITY PARTNERS L.P. - SERIES 88
                  --------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              13-3394723
 -----------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                           Identification Number)

5 Cambridge Center, 9th Floor, Cambridge, MA                       02142
--------------------------------------------                     ---------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:           (617) 234-3000
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

                       Documents incorporated by reference
                       -----------------------------------

                                      None

                                     PART I

ITEM 1.  BUSINESS

     High Equity Partners L.P. - Series 88 (the "Partnership") is a Delaware limited partnership formed as of February 24, 1987. The Partnership is engaged in the business of operating and holding for investment previously acquired income-producing properties, consisting of one office building, three shopping centers, four retail stores (supermarkets) and three industrial warehouses. See "Item 2. Properties" for a description of the Partnership's properties.

     Resources High Equity, Inc., a Delaware corporation and a wholly owned subsidiary of Presidio Capital Corp., a British Virgin Islands corporation ("Presidio"), is the Partnership's managing general partner (the "Managing General Partner"). Effective July 31, 1998 NorthStar Capital Investment Corp., a Maryland corporation, acquired control of Presidio. Until November 3, 1994, Resources High Equity, Inc. was a wholly owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994 Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly-formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp., which is also a wholly-owned subsidiary of Presidio, became the associate general partner (the "Associate General Partner") on February 28, 1995 replacing Z Square G Partners II which withdrew as of that date. The Managing General Partner and the Associate General Partner are referred to collectively hereinafter as the "General Partners." Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. See "Employees" below.

     In 1989, the Partnership offered 400,000 units (subject to increase to 800,000) of limited partnership interest (the "Units"). Upon final admission of limited partners, the Partnership had accepted subscriptions for 371,766 Units for an aggregate of $92,941,500 in gross proceeds, resulting in net proceeds from the offering of $90,153,255 (gross proceeds of $92,941,500 less organization and offering costs of $2,788,245). All underwriting and sales commissions were paid by Integrated or its affiliates and not by the Partnership.

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

     The Partnership has invested substantially all of its total adjusted net proceeds available for investment, after establishing a working capital reserve, in real estate. The Partnership's property investments which contributed more than 15% of the Partnership's total gross revenues were as follows: in 2000 Tri-Columbus, Sunrise, Livonia and 568 Broadway represented 25%, 26%, 19% and 23% of gross revenues, respectively; in 1999 Tri-Columbus, Sunrise, Livonia and 568 Broadway represented 22%, 25%, 19% and 23% of gross revenues, respectively.

SETTLEMENT OF CLASS ACTION LAWSUIT

     In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Asset Management Fee equal to 1.25% of the gross asset value of the Partnership and a fixed 1999 Partnership Asset Management Fee of $719,411 or $160,993 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of January 31, 2001, the Fee Give-Back Amount was approximately $3.14 per Unit which amount will be reduced by approximately $.40 per Unit for each full calendar year after 2000 in which a liquidation does not occur and prorated for a liquidation prior to the end of a year. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate investment trust or other public entity, the General Partners will have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio guaranteed payment of the Fee Give-Back Amount.

     As required by the settlement, an affiliate of the General Partners, Millennium Funding IV LLC, made a tender offer to limited partners to acquire up to 25,034 Units (representing approximately 6.7% of the outstanding Units) at a price of $113.15 Unit. The offer closed in January 2000 and all 25,034 Units were acquired in the offer.

     The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly-traded real estate investment trust. On or about February 15, 2001, a Prospectus/Consent Solicitation Statement was mailed to the limited partners of the Partnership seeking their consent to the reorganization of the Partnership into a real estate investment trust. See "Conversion of the Partnership" below.

CONVERSION OF THE PARTNERSHIP

     The consent of limited partners is being sought to approve the conversion of the Partnership into a publicly-traded real estate investment trust called Shelbourne Properties III, Inc. ("Shelbourne"). If the conversion is approved, each limited partner of the Partnership will receive three shares of common stock of Shelbourne for each Unit which they own. The common stock of Shelbourne will be listed on the American Stock Exchange. The consent solicitation period expires on April 16, 2001 and the consent of holders of a majority of the Units is required for the approval of the conversion.

     The conversion will be accomplished by merging the Partnership into a newly-formed limited partnership called Shelbourne Properties III, LP ("Shelbourne Properties"). Shelbourne Properties will function as the operating partnership through which Shelbourne will conduct all of its business. Shelbourne will be a limited partner of Shelbourne Properties and a wholly-owned subsidiary of Shelbourne will be the general partner of Shelbourne Properties.

     Shelbourne's primary business objective will be to maximize the value of its common stock. Shelbourne will seek to achieve this objective by making capital improvements to and/or selling properties and by making additional real estate-related investments. Shelbourne may invest in a variety of real estate-related investments, including undervalued assets and value-enhancing situations, in a broad range of property types and geographical locations. Shelbourne may raise additional capital by mortgaging existing properties or by selling equity or debt securities. Shelbourne may acquire its investments for cash or by issuing equity securities, including limited partnership interests in Shelbourne Properties.

     Shelbourne will have a Board of Directors consisting of nine directors, three of whom will be independent directors. Shelbourne Management LLC ("Shelbourne Management"), an affiliate of the General Partners, will manage the day-to-day affairs of Shelbourne under an advisory agreement. Shelbourne Management intends to retain Kestrel Management L.P. ("Kestrel") to perform property management services for Shelbourne. Kestrel, an affiliate of Shelbourne Management and the General Partners, currently provides similar services for the Partnership.

COMPETITION

     The real estate business is highly competitive and, as discussed more particularly in "Item 2. Properties" and "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations Real Estate Market", the Partnership's properties actively compete with similar properties in their vicinity. In addition, various limited partnerships have been formed by the Managing General Partner and/or its affiliates and agents that engage in businesses that may be competitive with the Partnership. The Partnership will also experience competition for potential buyers at such time as it seeks to sell any of its properties.

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

     As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy protection.

     In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. See
Item 10, "Directors and Executive Officers of the Partnership". The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of Partnership.

     On-site personnel perform services for the Partnership at the properties. Salaries for such on-site personnel are paid by the management company that services the Partnership's properties. Effective October 2000, Kestrel, an affiliate of the Agent and the General Partners, began providing such services.

ITEM 2.  PROPERTIES

     The Partnership owned the following properties as of December 31, 2000 and March 15, 2001:

          (1) 568 BROADWAY. On February 1, 1990, the Partnership was admitted as a third partner in a joint venture (the "Broadway Joint Venture") with Integrated Resources High Equity Partners, Series 85, a California limited partnership ("HEP-85"), and HEP-86 pursuant to an amended and restated joint venture agreement. The Partnership has a 22.15% interest in the Broadway Joint Venture. The Broadway Joint Venture holds a fee simple interest in a commercial office building located at 568-578 Broadway, New York, New York ("568 Broadway").

          568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 300,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently leased to art galleries, photography studios, retail and office tenants. The last manufacturing tenant vacated in January 1993. 568 Broadway competes with several other buildings in the SoHo area.

          (2) LIVONIA PLAZA. On June 28, 1989, the Partnership purchased a fee simple interest in Livonia Plaza, a shopping center that was completed in December 1989, located in Livonia, Michigan.

          Livonia Plaza is a 133,198 square foot neighborhood shopping center situated on a 13.9 acre site near the intersection of Five Mile Road and Bainbridge Avenue in Livonia, a western suburb of Detroit. In October 1996, the Partnership signed an agreement to expand the Kroger store to 56,337 square feet and purchased 1.77 acre of land adjacent to the center to facilitate the Kroger expansion. The expansion was completed in 1997 and Kroger incurred the costs of the building and parking lot construction.

          (3) MELROSE CROSSING SHOPPING CENTER - PHASE II. On February 3, 1989, the Partnership purchased the fee simple interest in Phase II of the Melrose Crossing Shopping Center ("Melrose-Phase II"). Melrose-Phase II, located in Melrose Park, Illinois, previously consisted of a 88,616 square foot retail store that had been leased to Highland Appliance, located on a parcel totaling 7.02 acres. Highland Appliance vacated in January 1992.

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

          On February 16, 2001, the Partnership entered into an agreement to sell the property to an unaffiliated third party for a purchase price of $3,100,000. The sale of the property is subject to the buyer completing its due diligence review including title, zoning and environmental review. It is expected that the sale will be closed, if at all, during the second or third quarter of 2001. If the buyer consummates the sale prior to June 30, 2001, the purchase price is reduced to $2,920,000. There can be no assurance that the sale will occur.

          (4) SUNRISE MARKETPLACE. On February 15, 1989, the Partnership purchased the fee simple interest in Sunrise Marketplace ("Sunrise"), a 176,661 square foot neighborhood shopping center in Las Vegas, Nevada. The center is situated on 15.15 acres of land at the northeast corner of Nellis Boulevard and Stewart Avenue.

          (5) SUPER VALU STORES. On February 16, 1989, the Partnership acquired joint venture interests in four supermarkets (the "Properties") owned by Super Valu Stores ("Super Valu"). A fee simple interest in the Properties was acquired pursuant to a contract of sale among the seller, the Partnership and American Real Estate Holdings Limited Partnership ("AREH"). AREH is 99% owned by American Real Estate Partners L.P., a public partnership originally sponsored by Integrated. At the closing, AREH and the Partnership assigned their contract rights with respect to each of the Properties to three joint venture entities each of which has AREH and the Partnership as a 50% owner.

          (6) TMR WAREHOUSES. On September 15, 1988, Tri-Columbus Associates ("Tri-Columbus"), a joint venture comprised of the Partnership, High Equity Partners L.P. - Series 86 ("HEP-86"), an affiliated public partnership, and IR Columbus Corp. ("Columbus Corp."), at the time a wholly-owned subsidiary of Integrated, purchased the fee simple interest in three warehouses (the "TMR Warehouses") located in Columbus, Ohio. The Partnership originally purchased a 58.68% interest in Tri-Columbus on September 15, 1988. On June 29, 1990, the Partnership closed in escrow on the purchase of an additional 20.66% interest in Tri-Columbus. The Partnership purchased the additional joint venture interest from Columbus Corp. at approximately 86% of Columbus Corp.'s original cost, pursuant to a right of first refusal contained in the joint venture agreement. Due to Integrated's bankruptcy, the transaction was submitted to the bankruptcy court for review, the approval of the bankruptcy court was obtained on September 6, 1990 and the funds were released from escrow. Purchase of this additional 20.66% interest increased the Partnership's interest in Tri-Columbus from 58.68% to 79.34%. The remaining 20.66% is held by HEP-86. The Partnership recently entered into an agreement with Volvo pursuant to which Volvo agreed to extend the lease term until December 31, 2005, with an option to extend for an additional five years. The rent through December 31, 2002 will remain at its current rate of $1,418,825 and then increase to $1,533,290 per annum through December 31, 2005. Annual rent during the renewal term will be $1,614,910. The Partnership agreed to spend up to $2,000,000 for capital improvements and to connect the property with an adjacent property. Any expenditures made by the Partnership will be pro rated over the remaining term of the lease and reimbursed by Volvo as additional rent.

     The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively.

Occupancy

     The following table lists the occupancy rates of the Partnership's properties at the beginning of each of the last 2 years.

                                                          Occupancy
                                                  -----------------------------
     Property                                     1/1/2001             1/1/2000
     --------                                     --------             --------
     568 Broadway Office Building                     100%                 100%
     Livonia Plaza                                     91%                  89%
     Melrose Crossing Phase II(1)                       0%                   0%
     Sunrise Marketplace                               92%                  94%
     SuperValu Stores                                  76%                 100%
     Tri-Columbus-Orange                              100%                 100%
     Tri-Columbus-Grove City                          100%                 100%
     Tri-Columbus-Hilliard                            100%                   0%

_______
(1)  Property is under contract for sale.

     The following table contains information with respect to tenants that occupy ten percent or more of the rentable square footage of any of the Partnership's properties.

                                                  Principal     Square Feet                     Lease
                                                 Business of     Leased by       Annual      Expiration   Renewal
         Property               10% Tenant         Tenant          Tenant         Rent          Date      Options
        ---------              -----------      ------------     ----------     --------     ----------   -------
568 Broadway                   Scholastic        Publishing       89,000      $1,412,228     4/30/08      1-5 yr.

Livonia Plaza                  Kroger            Grocery          56,337        $431,304     8/31/09      6-5 yr.
                                                 retailer

                               TJ Maxx           Department       23,800        $176,120     1/31/04      1-5 yr.
                                                 store retailer

Sunrise Marketplace            Smith's           Grocery          71,240        $402,240    10/31/08      1-5 yr.
                                                 retailer

                               America's Best    Furniture        18,974        $163,176    10/31/05      1-5 yr.
                               Furniture         retailer

SuperValu Stores               Byerly's          Grocery          61,900        $229,769     6/30/03      3-5 yr.
                                                 retailer

                               Cub Foods         Grocery          73,950        $448,431     5/14/05      5-5 yr.
                                                 retailer

                                                  Principal     Square Feet                     Lease
                                                 Business of     Leased by       Annual      Expiration   Renewal
         Property               10% Tenant         Tenant          Tenant         Rent          Date      Options
        ---------              -----------      ------------     ----------     --------     ----------   -------
                               SuperValu         Grocery            60,300      $315,000     8/30/03      5-5 yr.
                                                 retailer

Tri-Columbus                   The Computer      Computer          237,500      $565,625     1/31/03      1-4 yr.
                               Group, Inc.       distributor

                               Simmons USA       Mattress          190,000      $541,500     4/30/04      1-5 yr.
                                                 wholesaler

                               Volvo             Truck parts       583,000    $1,418,825     12/31/05     1-5 yr.
                                                 distributor


CAPITAL IMPROVEMENTS

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.  LEGAL PROCEEDINGS.

     See "Item 1. Business-Settlement of Class Action Lawsuit" for information relating to the settlement of the class action lawsuit in which the Partnership was a defendant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise. However, the consent of limited partners is presently being solicited to convert the Partnership into a real estate investment trust. See, "Item 1. Business-Conversion of the Partnership."

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

     As of January 1, 2001, there were 6,298 holders of Units of the Partnership, owning an aggregate of 371,766 Units.

     The Partnership distributed $2.55 per Unit during the first and second quarters of 1999. Commencing with the third quarter of 1999, distributions were suspended while the requirements of the settlement agreement of the class action and derivative litigation involving the Partnership were completed. The source of distributions for the first two quarters of 1999 was cash flow from operations. There are no material legal restrictions set forth in the Limited Partnership Agreement upon the Partnership's present or future ability to make distributions.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors which may affect the Partnership's ability to pay distributions.

     Over the past few years, many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding Units) for Units. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units, the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise limited partners of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners of the Partnership in the Partnership Agreement to reject any transfers of Units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                              For the Years Ended December 31,
                                       -------------------------------------------------------------------------------
                                             2000           1999            1998           1997               1996
                                         -----------    -----------     -----------    -----------        -----------
       Total Revenues                    $ 8,110,124    $ 7,989,276     $ 8,210,920    $ 9,524,410 (1)    $ 7,986,083
       Net Income                          2,537,241      1,895,156       2,995,631      3,708,687 (1)      2,152,172
       Net Income Per Unit                      6.48           4.84            7.65           9.48               5.50
       Distributions Per Unit(2)                  --           5.10           10.20           9.69               7.00
       Total Assets                       56,549,762     54,187,702      55,087,481     56,296,853         56,381,690


(1) Revenues and Net Income for the year ended December 31, 1997 include approximately $1,500,000, or $3.83 per Unit, received pursuant to the bankruptcy settlement of a tenant.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership owns all of, or an interest in, one office building, three shopping centers, four retail stores (supermarkets) and three industrial warehouses. All properties were initially acquired for cash. The Partnership's public offering of Units commenced on September 15, 1987. As of the termination of the offering in September 1989, the Partnership had accepted subscriptions for 371,766 Units for aggregate net proceeds of $90,153,255 (gross proceeds of $92,941,500 less organization and offering costs of $2,788,245). In August 1990, the Managing General Partner declared a special distribution of $16.96 per Unit, representing a return of uninvested gross proceeds. This return of capital lowered the net proceeds from the offering to $83,848,104. The Partnership generates rental revenue from the commercial properties and is responsible for each property's operating expenses as well as its administrative cost.

     The Partnership uses working capital reserves and any undistributed cash from operations as its primary source of liquidity. For the year ended December 31, 2000, all capital expenditures were funded from cash flow from operations and working capital reserves. As of December 31, 2000, total remaining working capital reserves amounted to approximately $9,065,881. Working capital reserves are temporarily invested in short-term instruments and are expected, together with operating cash flow, to be sufficient to fund anticipated capital improvements to the Partnership's properties.

     The Partnership had $10,222,394 of cash and cash equivalents at December 31, 2000, as compared to $6,433,530 at December 31, 1999. During the year ended December 31, 2000 cash and cash equivalents increased $3,788,864 as a result of $3,889,775 cash provided by operations which was partially offset by $100,911 of capital and tenant improvements to the properties. The Partnership's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants.

     The following table sets forth for each of the last three fiscal years, the Partnership's expenditures at each of its properties for capital improvements and capitalized tenant procurement costs:

          CAPITAL IMPROVEMENTS AND CAPITALIZED TENANT PROCUREMENT COSTS

                                            2000           1999          1998
                                         --------       --------       --------
              568 Broadway                $86,130        $87,985       $166,742
              Livonia Plaza                80,846         12,868        149,894
              Melrose-Phase II                 --             --         90,633
              Sunrise                      38,421         74,738        140,388
              Super Valu                       --             --             --
              TMR Warehouse                94,985        112,560         23,207
                                         --------       --------       --------
              TOTALS                     $300.382       $288,151       $570,864
                                         ========       ========       ========

     The Partnership has budgeted expenditures for capital improvements and capitalized tenant procurement costs of $1,922,000 in 2001. These costs are expected to be incurred in the normal course of business which are expected to be funded from cash flow from operations and working capital reserves. However, such expenditures will depend upon the level of leasing activity and other factors which cannot be predicted with certainty.

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

REAL ESTATE MARKET

     In the markets in which the Partnership's properties are located, the market values of existing properties continue to recover from the effects of the substantial decline in the real estate market in the early 1990's. However, in select markets, values have been slow to recover, and high vacancy rates continue to exist in some areas. The geographic diversity of the Partnership's properties decreases the risk of a significant partnership devaluation resulting from an isolated market slump in a particular region. The overall economic outlook for the specific markets in which the Partnerships properties are located continues to be stable to improving.

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

     The expectations are positive, but more tempered, for improving market conditions in several other regions in which the Partnership owns or has an interest in properties. Indications are that the Norcross, Georgia, Indianapolis, Indiana and Edina, Minnesota markets will continue to show moderate increases in real estate values for properties comparable to those in which the Partnership has an interest. The Partnership's properties in these locations seem to be well positioned to benefit from the growth in these markets. However, the realization of any market appreciation will be subject to the terms of the existing leases which are not due to expire for several years at the Partnership's properties in these locations.

     The expectations are also positive for improving market conditions in Columbus, Ohio, a market in which the Partnership has an interest in three warehouse properties. Columbus has become a hub for North American distribution facilities and substantial construction activity is producing increased competition for the Partnership's properties. Nevertheless, values are expected to continue to improve for properties comparable to those in which the Partnership has an interest. The realization of any market appreciation will however be subject to the terms of the existing leases which are not due to expire for several years at the Partnership's properties in these locations. The joint venture through which the Partnership owns an interest in the warehouse properties has agreed to spend up to $2 million on one of the warehouses as part of a lease extension with the tenant in that warehouse.

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

     The Partnership's property in Melrose Park, Illinois continues to experience extremely poor operating conditions. While the broader Chicago market is experiencing economic and population growth which is creating a positive environment for real estate appreciation, the trade area in which the property is located is experiencing a decline in population. This decline coupled with the related flight from the area by big box retailers has left many retail properties, including the Partnership's property, suffering from high vacancy and low rental rates. Vehicular access to the Partnership's property is also difficult, further contributing to the negative outlook for the property in the foreseeable future. The Partnership recently entered into an agreement to sell the property. Although the purchase price is higher than the appraised value of the Melrose center, the sale is subject to numerous conditions including a 90 to 150 due diligence period.

     The Partnership owns an interest in a former Wigest Supermarket that is located in Toledo, Ohio. Toledo is experiencing moderate but sustained growth in the general economy. Accordingly, real estate values have been stable to improving in the recent past and demographic trends suggest the likelihood of continued moderate appreciation. Nonetheless, the tenant at the property, Wigest Corporation, recently defaulted on its leasehold obligations and indicated that it would be unable to either cure the default or meet its future responsibilities under the lease. The Partnership through its joint venture position in the property terminated Wigest's lease and is pursuing all available remedies thereunder. Following the lease termination, the joint venture that owns the property sought a new tenant or a buyer for the property and thereafter agreed in principle to sell the property. The prospective purchaser advised the Partnership that it was terminating the agreement as it was unable to secure a new tenant. Accordingly, the Partnership will continue to seek another buyer or a new tenant for the property. Early marketing efforts indicate that rental rates for a new tenant will likely be below the scheduled rates under the Wigest lease.

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

IMPAIRMENT OF ASSETS

     The Partnership evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." If there is an indication that the carrying amount of a property may not be recoverable, the Partnership prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

     If the sum of the expected future undiscounted cash flow is less than the carrying amount of the property, the Partnership recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value as required by SFAS No. 121. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

     Impairment adjustments to reduce the carrying value of the real estate assets recorded by the Partnership do not affect the tax basis of the assets an are not included in the determination of taxable income or loss.

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

     All of the Partnership's properties have experienced varying degrees of operating difficulties and the Partnership recorded significant impairment adjustments in prior years. Improvements in the real estate market and in property operations resulted in no adjustments for impairment being needed from 1996 through December 31, 2000.

     The following table represents the historical cost less accumulated depreciation, the December 31, 2000 carrying value and the impairment adjustments recorded to date against the Partnership's properties held as of December 31, 2000:

                                                           HISTORICAL COST LESS
                                                               ACCUMULATED        ADJUSTMENT FOR      12/31/00
                        DESCRIPTION                           DEPRECIATION          IMPAIRMENT     CARRYING VALUE
                        -----------                        -------------------    --------------   --------------

   568 Broadway Office Building New York, New York             $ 9,421,895        $ 6,157,700        $ 3,264,195
   (22.15% owned)

   Livonia Plaza, Shopping Center, Livonia, MI                  10,176,985          2,100,000          8,076,985

   Melrose Crossing, Phase II, Melrose Park, IL                  4,931,889          2,881,000          2,050,889

   Sunrise Marketplace, Shopping Center,                        16,010,742          8,500,000          7,510,742
   Clark County, NV

   SuperValu Stores, Retail, Atlanta, GA,                        7,171,549                 --          7,171,549
   Indianapolis, IN, Toledo, OH, Edina, MN (50% owned)

   TMR Warehouses, Industrial Buildings, Hilliard,              16,559,413                 --         16,559,413
   Grove City & Delaware, OH (79.34% owned)                    -----------        ------------       -----------
        TOTAL                                                  $64,272,473        $19,638,700        $44,633,773
                                                               ===========        ============       ===========

Appraisals

     In connection with the proposed conversion of the Partnership into a real estate investment trust, the General Partners obtained appraisals for each of the Partnership's properties. The following table sets forth the June 30, 2000 appraised value of the properties. The adjusted appraised value column reflects a 25% or 35% discount to the appraised values of properties held in joint venture. The appraiser attributed these discounts to the illiquidity of the Partnership's interest in the joint ventures. The appraiser determined the discounts by taking into account the Partnership's lack of control over the properties, the inability of the Partnership to sell its interest without the consent of other venture partners, and the lack of a market in which to sell the joint venture interests.

                                      APPRAISED               ADJUSTED APPRAISED
        PROPERTY                        VALUE                        VALUE
       ----------                     -----------             ------------------
568 Broadway (1)                      $11,075,000                 $7,198,750
Livonia Plaza                           9,250,000                  9,250,000
Melrose Crossing - Phase II             2,200,000                  2,200,000
Sunrise Marketplace                    11,300,000                 11,300,000
SuperValu Stores (2)                    7,175,000                  5,381,250
TMR Warehouses (3)                     17,692,820                 13,265,000
                                      -----------                -----------
     TOTAL                            $58,692,820                $48,595,000
                                      ===========                ===========
_______________

(1) The Partnership has a 22.15% interest in this property and the amount listed in the table represents 22.15% of the applicable values.

(2) The Partnership has a 50% interest in this property and the amount listed in the table represents 50% of the applicable values.

(3) The Partnership has a 79.34% interest in this property and the amount listed in the table represents 79.34% of the applicable values.

RESULTS OF OPERATIONS

     2000 vs. 1999

     The Partnership experienced an increase in net income of 33.9% for the year ended December 31, 2000 compared to 1999. Net income increased to $2,537,241 for the year ended December 31, 2000 from net income of $1,895,156 for the year ended December 31, 1999 primarily due to a decrease in costs and expenses and an increase in interest income, which more than offset a decrease in other income. Rental revenue increased slightly during the year ended December 31, 2000 to $7,640,794 from $7,625,731 in 1999. The increase in rental revenue was attributable to an increase in base rent of $190,918 which was partially offset by decreases in step lease rental adjustments recorded for accounting purposes (adjustments to account for the recognition of rent on a straight-line basis) of $148,950 and escalation rent. Escalation rent consists of reimbursements of property level operating expenses received by the Partnership from the tenants at the property. Escalation rent decreased in 2000 as compared to 1999 due to reduced operating expenses at the properties.

     Costs and expenses decreased by 8.55% for the year ended December 31, 2000 to $5,572,883 compared to $6,094,120 in 1999 due to the lower operating expenses and administrative expenses, which more than offset an increase in partnership asset management fees. Depreciation and amortization expenses and property management fees remained relatively constant. Operating expenses decreased $353,494 or 15.3% during the year ended December 31, 2000 compared to 1999 due primarily to savings in real estate tax expenses as well as repairs and maintenance which were partially offset by an increase in utilities. Administrative expenses for the year ended December 31, 2000 decreased by 19.1% or $234,921 compared to 1999 due to lower professional fees related to the settlement of the litigation and reorganization of the Partnership. Partnership asset management fees increased 11.7% in 2000 to $803,487 due to an amendment to the partnership agreement which significantly reduced the amount payable in 1999 and changed the method of calculating such fee in subsequent years.

     Interest income increased by 60.6% to $434,191 in 2000 due to higher cash balances and interest rates during the current year compared to 1999. Other income decreased $57,967 during the year ended December 31, 2000 to $35,139 compared to $93,106 in 1999 due to a decrease in fees from investor servicing primarily related to a decrease in investor transfers.

     1999 vs. 1998

     The Partnership experienced a decrease in net income of 36.7% for the year ended December 31, 1999 compared to 1998. Net income decreased to $1,895,156 for the year ended December 31, 1999 from net income of $2,995,631 for the year ended December 31, 1998 primarily due to a decrease in rental revenues and increases in operating and administrative expenses during 1999.

     Rental revenue decreased by 3.3% during the year ended December 31, 1999 to $7,625,731 from $7,882,248 as compared to the prior year, primarily due to the departure of a significant tenant at Tri-Columbus in July 1998 which was partially offset by in step lease rental adjustments recorded for GAAP purposes (adjustments to account for the recognition of rent on a straight-line basis).

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

     Interest income decreased by 8.7% to $270,439 in 1999 due to lower cash balances during the current year compared to 1998. Other income increased $60,516 during the year ended December 31, 1999 to $93,106 compared to $32,590 in 1998 due to an increase in fees from investor servicing primarily related to an increase in investor transfers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Registrant has no loan payables. As such the Registrant does not have any market risk of interest rate volatility. However, to the extent that interest rates are lowered, interest income on the Registrant's cash reserves will, accordingly, decrease. The Registrant does not believe that it has any risks related to derivative financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                    I N D E X

Independent Auditors' Report.................................................17

Financial statements, years ended December 31, 2000, 1999 and 1998

Balance Sheets...............................................................18

Statements of Operations.....................................................19

Statements of Partners' Equity...............................................20

Statements of Cash Flows.....................................................21

Notes to Financial Statements................................................22

INDEPENDENT AUDITORS' REPORT


To the Partners of High Equity Partners L.P. - Series 88

We have audited the accompanying balance sheets of High Equity Partners L.P. - Series 88 (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of High Equity Partners L.P. - Series 88 at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
March 16, 2001
Boston, MA

                                          HIGH EQUITY PARTNERS L.P. - SERIES 88
                                                     BALANCE SHEETS

                                                                                               December 31,
                                                                                         ------------------------------
                                                                                          2000                 1999
                                                                                         -----------        -----------
  ASSETS

  Real estate, net                                                                       $44,633,773        $45,961,310
  Cash and cash equivalents                                                               10,222,394          6,433,530
  Other assets                                                                             1,610,180          1,454,764
  Receivables, net of allowances of $139,900 and $242,500, respectively                       83,415            338,098
                                                                                         -----------        -----------

  TOTAL ASSETS                                                                           $56,549,762        $54,187,702
                                                                                         ===========        ===========


  LIABILITIES AND PARTNERS' EQUITY

  Accounts payable and accrued expenses                                                  $   821,472        $   883,464
  Due to affiliates                                                                          335,041            448,230
                                                                                         -----------        -----------

  Total liabilities                                                                        1,156,513          1,331,694
                                                                                         -----------        -----------

  COMMITMENTS AND CONTINGENCIES (Note 7)

  PARTNERS' EQUITY:

  Limited partners' equity (371,766 units issued and outstanding)                         52,623,568         50,213,189
  General partners' equity                                                                 2,769,681          2,642,819
                                                                                         -----------        -----------

  Total partner' equity                                                                  55,393,249         52,856,008
                                                                                         -----------        -----------

  TOTAL LIABILITIES AND PARTNERS' EQUITY                                                 $56,549,762        $54,187,702
                                                                                         ===========        ===========



                                            SEE NOTES TO FINANCIAL STATEMENTS

                              HIGH EQUITY PARTNERS L.P. - SERIES 88

                                     STATEMENTS OF OPERATIONS

                                                         For the Years Ended December 31,
                                                  ----------------------------------------------
                                                     2000             1999              1998
                                                  ----------        ----------        ----------
Rental Revenue                                    $7,640,794        $7,625,731        $7,882,248
                                                  ----------        ----------        ----------

Costs and Expenses:

         Operating expenses                        1,953,141         2,306,635         1,420,916

         Depreciation and amortization             1,593,250         1,609,183         1,685,884

         Partnership asset management fee            803,487           719,411           880,404

         Administrative expenses                     992,930         1,227,851           958,011

         Property management fee                     230,075           231,040           270,074
                                                  ----------        ----------        ----------
                                                   5,572,883         6,094,120         5,215,289
                                                  ----------        ----------        ----------

Income before interest and other income            2,067,911         1,531,611         2,666,959

         Interest income                             434,191           270,439           296,082

         Other income                                 35,139            93,106            32,590
                                                  ----------        ----------        ----------

Net income                                        $2,537,241        $1,895,156        $2,995,631
                                                  ==========        ==========        ==========


Net income attributable to:

         Limited partners                         $2,410,379        $1,800,398        $2,845,849
         General partners                            126,862            94,758           149,782
                                                  ---------         ----------        ----------

Net income                                        $2,537,241        $1,895,156        $2,995,631
                                                  ==========        ==========        ==========

Net income per unit of limited partnership
  interest (371,766 units outstanding)            $     6.48        $     4.84        $     7.65
                                                  ==========        ==========        ==========

                                SEE NOTES TO FINANCIAL STATEMENTS

                                 HIGH EQUITY PARTNERS L.P. - SERIES 88

                                     STATEMENTS OF PARTNERS' EQUITY

                                                  General              Limited
                                               Partners' Equity    Partners' Equity          Total
                                               ---------------     ----------------       ------------
Balance, December 31, 1997                      $  2,697,653         $ 51,254,962         $ 53,952,615

Net Income                                           149,782            2,845,849            2,995,631

Distributions as a return of capital
   ($10.20 per limited partnership unit)            (199,584)          (3,792,012)          (3,991,596)
                                                ------------         ------------         ------------

Balance, December 31, 1998                         2,647,851           50,308,799           52,956,650

Net Income                                            94,758            1,800,398            1,895,156

Distributions as a return of capital
   ($5.10 per limited partnership unit)              (99,790)          (1,896,008)          (1,995,798)
                                                ------------         ------------         ------------

Balance, December 31, 1999                         2,642,819           50,213,189           52,856,008

Net Income                                           126,862            2,410,379            2,537,241
                                                ------------         ------------         ------------

Balance, December 31, 2000                      $  2,769,681         $ 52,623,568         $ 55,393,249
                                                ============         ============         ============

                                   SEE NOTES TO FINANCIAL STATEMENTS

                                     HIGH EQUITY PARTNERS L.P. - SERIES 88

                                            STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended December 31,
                                                        ------------------------------------------------------
                                                            2000                 1999                1998
                                                        ------------         ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                              $  2,537,241         $  1,895,156         $  2,995,631
Adjustments to reconcile net income
  to net cash provided by operating activities:
         Depreciation and amortization                     1,593,250            1,609,183            1,685,884
         Straight line adjustment for stepped
            lease rentals                                   (105,049)            (254,000)              41,131
Changes in assets and liabilities:
         Accounts payable and accrued expenses               (61,992)              93,553               28,351
         Receivables                                         254,683             (196,042)              51,985
         Due to affiliates                                  (113,189)             105,208             (241,758)
         Other assets                                       (215,169)            (293,245)            (125,055)
                                                        ------------         ------------         ------------

Net cash provided by operating activities                  3,889,775            2,959,813            4,436,169
                                                        ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Improvements to real estate                                 (100,911)             (53,284)            (464,127)
                                                        ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Distribution to partners                                        --             (2,993,697)          (3,991,596)
                                                        ------------         ------------         ------------

Increase (Decrease) in Cash and Cash Equivalents           3,788,864              (87,168)             (19,554)

Cash and Cash Equivalents, Beginning of Year               6,433,530            6,520,698            6,540,252
                                                        ------------         ------------         ------------

Cash and Cash Equivalents, End of Year                  $ 10,222,394         $  6,433,530         $  6,520,698
                                                        ============         ============         ============


                                       SEE NOTES TO FINANCIAL STATEMENTS

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     High Equity Partners L.P. - Series 88 (the "Partnership"), a limited partnership, was formed on February 24, 1987 under the Uniform Limited Partnership Laws of the State of Delaware, for the purpose of investing in, holding and operating income-producing real estate. The Partnership will terminate on December 31, 2017 or sooner, in accordance with the terms of the partnership agreement. The Partnership invested in one office building, three shopping centers, four retail stores (supermarkets) and three industrial warehouses.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FINANCIAL STATEMENTS

     The financial statements are prepared on the accrual basis of accounting. The preparation of financial statements in conformity accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Partnership considers all short-term investments, which have maturities of three months or less from the date of issuance, to be cash equivalents.

     REVENUE RECOGNITION

     Base rents are recognized on a straight line basis over the terms of the related leases. Percentage rents charged to retail tenants based on sales volume are recognized when earned pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999, and the Emerging Issues Task Force's consensus on Issues 98-9, "Accounting for Contingent Rent in Interim Financial Periods," the Partnership defers recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. Recoveries from tenants for taxes, insurance and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

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

     DEPRECIATION AND AMORTIZATION

     Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to the Partnership plus acquisition and closing costs less impairment adjustments. Tenant improvements and leasing costs are amortized over the applicable lease term.

     INCOME TAXES

     No provision has been made for federal, state and local income taxes since they are the personal responsibility of the partners.

     NET INCOME AND DISTRIBUTIONS PER UNIT OF LIMITED PARTNERSHIP INTEREST

     Net income and distributions per unit of limited partnership interest is calculated based upon the number of limited partnership units outstanding (371,766), for each of the years ended December 31, 2000, 1999 and 1998. No distributions were paid in 2000.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001 the partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Because the Partnership does not currently utilize derivatives of engage in hedging activities, this standard did not have a material effect on the Partnership's financial statements.

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Resources High Equity, Inc., the Managing General Partner, is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is also a wholly-owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the ("General Partners"). Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate.

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

     In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of Partnership.

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     The Partnership had a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. A portion of the property management fees are paid to unaffiliated management companies which perform certain management functions for certain properties. For the year ended December 31, 2000, Resources Supervisory was entitled to receive $165,338 for property management services of which $99,189 was paid to Kestrel Management, LP ("Kestrel"), an affiliate of the General Partners and the Agent, and $66,149 was paid to unaffiliated management companies. For the years ended December 31, 1999 and 1998, Resources Supervisory was entitled to receive $231,040 and $270,074 of which $115,352 and $129,580 was paid to unaffiliated management companies. As of October 1, 2000, all property management services were being performed directly by Kestrel, and Resources Supervisory was no longer performing any property management services. From October 1, 2000 through December 31, 2000, Kestrel received $64,737.

     For the administration of the Partnership, the Managing General Partner is entitled to receive a non-accountable Partnership Administration Fee of a maximum of $200,000 for each of the years ended December 31, 2000, 1999 and 1998.

     During 1998, for managing the affairs of the Partnership, the Managing General Partner was entitled to receive an annual partnership management fee equal to 1.05% of the amount of original gross proceeds paid or allocable to the acquisition of property by the Partnership, as adjusted for the properties sold. Pursuant to the amendment to the Partnership Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 was reduced to $719,411. Further, the Partnership Agreement has been amended (for the year 2000 and beyond) so that the partnership management fee will be calculated equal to 1.25% of the Gross Asset Value of the Partnership. For each of the years ended December 31, 2000, 1999 and 1998 the Managing General Partner earned $803,487, $719,411, and $880,404, respectively.

     The General Partners are allocated 5% of the net income of the Partnership, which amounted to $126,862, $94,758, and $149,782 in 2000, 1999 and 1998,
     respectively. The General Partners are also entitled to receive 5% of distributions, which amounted to $99,790 and $199,584 in the years ended December 31, 1999 and 1998, respectively. No distributions were paid in 2000.

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

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     Pursuant to the settlement agreement (see Note 7), Millennium Funding IV LLC, a wholly owned subsidiary of Presidio, completed a tender offer in January 2000, purchasing approximately 6.7% or 25,034 units for $113.15 or $2,832,597. As a result of these purchases, as well as the purchases of units by affiliates of the General Partners, affiliates of the General Partners own 105,107 units representing approximately 28.27% of the total outstanding units.

4.   REAL ESTATE

     The Partnership recorded substantial write-downs for impairment prior to 1996. No write-downs were required for 2000, 1999 or 1998. The table below summarizes write-downs recorded on the properties:

     Property
     568 Broadway                                $ 6,157,700
     Sunrise                                       8,500,000
     Livonia Plaza                                 2,100,000
     Melrose-Phase II                              2,881,000
                                                 -----------
                                                 $19,638,700
                                                 ===========

     The following table is a summary of the Partnership's real estate as of:

                                                       December 31,
                                            ---------------------------------
                                                2000                 1999
                                            ------------         ------------
      Land                                  $  8,040,238         $  8,040,238
      Buildings and Improvements              53,985,169           53,884,258
                                            ------------         ------------
                                              62,025,407           61,924,496

      Less: Accumulated depreciation         (17,391,634)         (15,963,186)
                                            ------------         ------------

                                            $ 44,633,773         $ 45,961,310
                                            ============         ============

     During 2000, revenues at the Tri-Columbus, Sunrise, Livonia, and 568 Broadway properties represented 25%, 26%, 19% and 23% of gross revenues, respectively. During 1999, revenues at the Tri-Columbus, Sunrise, Livonia, and 568 Broadway properties represented 22%, 25%, 19% and 23% of gross revenues, respectively. No single tenant accounted for more than 10% of the Partnership's rental revenues.

     The following is summary of the Partnership's share of anticipated future receipts under noncancellable leases:


                    2001           2002           2003           2004          2005        Thereafter        Total
                 ----------     ----------     ----------    ----------    ----------      -----------    -----------

 Total:          $6,492,788     $6,121,613     $5,467,673    $4,495,700    $3,901,581      $11,608,562    $38,087,917
                 ----------     ----------     ----------    ----------    ----------      -----------    -----------

                     HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


5.   DUE TO AFFILIATES

                                                      December 31,
                                               ------------------------
                                                 2000            1999
                                               --------        --------
       Partnership asset management fee        $285,041        $279,209
       Property management fee                     --            69,024
       Partnership administration fee            50,000         100,000
                                               --------        --------

                                               $335,041        $448,233
                                               ========        ========

     Such amounts were paid in the subsequent quarter.

6.   FEDERAL INCOME TAX CONSIDERATIONS

     Federal income taxes are not provided because the taxable income or loss of the Partnership is required to be reported by the individual partners on their respective tax returns. If the Partnership is converted to a real estate investment trust ("REIT") and qualifies under the provisions of the Internal Revenue Code, the shareholders of the REIT would be required to include their proportionate share of any distribution of taxable income in their tax returns. REITs are required to distribute at least 95% of their ordinary taxable income to their shareholders and meet certain income source and investment restriction requirements.

     Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of rental income and depreciation. As a result of these differences, and the impairment of long-lived assets and the initial write off of organization costs for book purposes, the tax basis of the Partnership's net assets exceeds its book value by $25,579,963 and $26,236,231 at December 31, 2000 and 1999, respectively.

7.   SETTLEMENT OF LAWSUIT

     In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provides for a Partnership Asset Management Fee equal to 1.25% of the gross asset value of the Partnership and a fixed 1999 Partnership Asset Management Fee of $719,411 or $160,993 less than the amount that would have been paid for 1999 under the prior formula and (b) fixes the amount that the General Partners will be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of December 31, 2000, the Fee Give-Back Amount was $3.17 per Unit which amount will be reduced by approximately $.40 per Unit for each full calendar year after 1999 in which a liquidation does not occur. As amended, the Partnership Agreement provides that, upon a reorganization of the Partnership into a real estate investment trust or other public entity, the General Partners will have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio Capital Corp., an affiliate of the General Partners, guaranteed payment of the Fee Give-Back Amount.

     As required by the settlement, an affiliate of the General Partners, Millennium Funding IV LLC, made a tender offer to limited partners to acquire up to 25,034 Units (representing approximately 6.7% of the outstanding Units) at a price of $113.15 Unit. The offer closed in January 2000 and all 25,034 Units were acquired in the offer.

                     HIGH EQUITY PARTNERS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


7.   SETTLEMENT OF LAWSUIT (CONTINUED)

     The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly-traded real estate investment trust. On or about February 15, 2001, a prospectus/consent solicitation statement was mailed to the limited partners of the Partnership seeking their consent to the reorganization of the Partnership into a real estate investment trust

     The consent of limited partners is being sought to approve the conversion of the Partnership into a publicly-traded real estate investment trust called Shelbourne Properties III, Inc. ("Shelbourne"). If the conversion is approved, each limited partner of the Partnership will receive three shares of common stock of Shelbourne for each Unit which they own. The common stock of Shelbourne will be listed on the American Stock Exchange. The consent solicitation period expires on April 16, 2001 and the consent of holders of a majority of the Units is required for the approval of the conversion.

     The conversion will be accomplished by merging the Partnership into a newly-formed limited partnership called Shelbourne Properties III LP ("Shelbourne Properties'). Shelbourne Properties will function as the operating partnership through which Shelbourne will conduct all of its business. Shelbourne will be a limited partner of Shelbourne Properties and a wholly-owned subsidiary of Shelbourne will be the general partner of Shelbourne Properties.

     Shelbourne's primary business objective will be to maximize the value of its common stock. Shelbourne will seek to achieve this objective by making capital improvements to and/or selling properties and by making additional real estate-related investments. Shelbourne may invest in a variety of real estate-related investments, including undervalued assets and value-enhancing situations, in a broad range of property types and geographical locations. Shelbourne may raise additional capital by mortgaging existing properties or by selling equity or debt securities. Shelbourne may acquire its investments for cash or by issuing equity securities, including limited partnership interests in Shelbourne Properties.

     Shelbourne will have a Board of Directors consisting of nine directors, three of whom will be independent directors. Shelbourne Management LLC ("Shelbourne Management"), an affiliate of the General Partner, will manage the day-to-day affairs of Shelbourne under an advisory agreement. Shelbourne Management intends to retain Kestrel Management L.P. ("Kestrel") to perform property management services for Shelbourne. Kestrel, an affiliate of Shelbourne Management and the General Partners, currently provides similar services for the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. The names and positions held by the officers and directors of the Managing General Partner are described below.


                        Position Held with the         Has Served as a Director
Name                   Managing General Partner           or Officer Since
----                   ------------------------        -----------------------

Michael L. Ashner     President and Director                     10-99

David G. King, Jr.    Vice President                             11-97

Peter Braverman       Executive Vice President                   10-99

Lara K. Sweeney       Vice President and Secretary               10-99

Carolyn Tiffany       Vice President and Treasurer               10-99

     Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996 and the Chief Executive Officer of the Newkirk Group since November 1997. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner also currently serves as a Director of Interstate Hotel Corporation, Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

     David G. King, Jr., 38, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

     Peter Braverman, age 49, has been a Vice President of WFA since January 1996. Mr. Braverman has also served as the Executive Vice President of the Newkirk Group since November 1997. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     Lara K. Sweeney, age 28, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

     Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

     Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.

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

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership is not required to and did not pay remuneration to the officers and directors of the Managing General Partner or the Associate General Partner. Certain officers and directors of the Managing General Partner receive compensation from the Managing General Partner and/or its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership. See also "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2000:

                                                                      Number of
        Name of Beneficial Owner(1)         Units owned              % of Class
        --------------------------          -----------              ----------
        Millennium Funding IV Corp.            67,066                  18.04%
        Millennium Funding IV LLC              32,571                   8.76%
        Millennium Funding I Corp.              5,470                   1.47%

(1) The principal business address of all of these entities, each of which is an affiliate of the General Partners, is 527 Madison Avenue, New York, New York 10022.

     (b) Security Ownership of Management.

     At March 1, 2001, Presidio, the General Partners and their affiliates, officers and directors owned as a group own 105,107 Units representing approximately 28.27% of the total number of Units outstanding.

     (c) Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partners and certain affiliated entities have, during the year ended December 31, 2000, earned or received compensation or payments for services or reimbursements from the Partnership or subsidiaries of Presidio as follows:

                                                                                    Compensation from
Name of Recipient                                Capacity in Which Served          the Partnership
-----------------                                ------------------------         -----------------
Resources High Equity Inc.                       Managing General Partner           $1,003,487(1)

Presidio AGP Corp.                               Associate General Partner                  --(2)

Resources Supervisory Management Corp.           Affiliated Property Manager          $165,338(3)

Kestrel Management, L.P.                         Affiliated Property Manager          $163,926(3)



_____________________

(1) Of this amount, $200,000 represents payment for non-accountable expenses of the Managing General Partner and $803,487 represents a Partnership Management Fee for managing the affairs of the Partnership. Furthermore, under the Partnership's Limited Partnership Agreement, 5% of the Partnership's net income and net loss is allocated to the General Partners (0.1% to the Associate General Partner and 4.9% to the Managing General Partner). Pursuant thereto, for the year ended December 31, 2000, $92,168 of the Partnership's taxable income was allocated to the Managing General Partner.

(2) For the year ended December 31, 2000, $1,881 of the Partnership's taxable income was allocated to the Associate General Partner.

(3) This amount was earned pursuant to a management agreement with Resources Supervisory, a wholly owned subsidiary of Presidio, for performance of certain functions relating to the management of the Partnership's properties. The total fee payable to Resources Supervisory was $165,338, of which $66,149 was paid to unaffiliated management companies and $99,189 was paid to Kestrel. As of October 1, 2000 all property management services for the Partnership were being performed directly by Kestrel and Resources Supervisory was no longer performing any property management services. From October 1, 2000 through December 31, 2000, Kestrel received $64,737.

     As a result of the settlement of the class action and derivative litigation involving the Partnership, an affiliate of the General Partners, Millennium Funding IV, LLC, made a tender offer to acquire up to 25,034 Units (representing approximately 6.7%) at a price of $113.15 per Unit. The offer closed in January 2000 and all 25,034 Units were acquired in the offer.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements: See Index to Financial Statements in Item 8.

(a)(2)   Financial Statement Schedule:

III.     Real Estate and Accumulated Depreciation

(a)(3)   Exhibits:

3, 4.(a) Amended and Restated Partnership Agreement ("Partnership Agreement") of the Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 15, 1987 included in the Partnership's Registration Statement on Form S-11 (Reg. No. 3312574).

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

10.(a) Management Agreement between the Partnership and Resources Property Management Corp., incorporated by reference to Exhibit 10B to the Partnership's Registration Statement on Form S-11 (Reg. No. 33-12574).

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

         (b) Reports on Form 8-K:

         The Partnership filed the following report on Form 8-K during the last quarter of the fiscal year:

                  None.

                 Financial Statement Schedule Filed Pursuant to
                                  Item 14(a)(2)

                      HIGH EQUITY PARTNERS L.P. - SERIES 88

                             ADDITIONAL INFORMATION
                             ----------------------

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Additional financial information furnished pursuant to the requirements of Form 10-K:

Schedules - December 31, 2000, 1999 and 1998 and years then ended, as required:

      Schedule III - Real estate and accumulated depreciation              S-1

      Notes to Schedule III - Real estate and  accumulated depreciation    S-2

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

                                 HIGH EQUITY PARTNERS, L.P.-SERIES-88

                                 By:      RESOURCES HIGH EQUITY, INC.
                                          Managing General Partner


    Dated: March 30, 2001                 By:  /s/ MICHAEL L. ASHNER
                                                -----------------------
                                                   Michael L. Ashner
                                                   President and Director
                                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in their capacities on the dates indicated.



     Dated: March 30, 2001                By:  /s/ MICHAEL L. ASHNER
                                               ---------------------
                                                   Michael L. Ashner
                                                   President and Director
                                                   (Principal Executive Officer)



      Dated: March 30, 2001                By:  /s/ CAROLYN TIFFANY
                                                -------------------
                                                    Carolyn Tiffany
                                                    Vice President and Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)

HIGH EQUITY PARTNERS L.P.- SERIES 88

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000

                                                                                                              Reductions
                                                                                                               Recorded
                                                                                       Costs Capitalized     Subsequent
                                                                 Initial Cost            Subsequent to           to
                                                                                         Acquisition         Acquisition
                                                           ---------------------- ----------------------     ------------
                                                                     Buildings
                                                                        And                      Carrying
               Description                Encumbrances    Land      Improvement   Improvements   Costs      Write-downs
----------------------------------------- ------------ ----------- ------------- -------------- --------- --------------

RETAIL:

   Melrose II Shopping     Melrose     IL      $--     $ 1,375,000   $ 4,000,640  $   97,509    $ --       $(2,881,000)
   Center                  Park

   Sunrise Marketplace     Las Vegas   NV       --       3,024,968    13,469,031   1,779,103    1,342,536   (8,500,000)


   SuperValu Stores        Various     --       --       1,787,620     6,881,999         --       708,358          --


   Livonia Plaza           Livonia     MI       --       1,518,638     9,328,777   1,259,976      880,080   (2,100,000)

                                           ------------- ----------- ------------- -------------- --------- ------------


                                                --       7,706,226    33,680,447   3,136,588    2,930,974  (13,481,000)


OFFICE:

   568 Broadway Office     New York    NY       --       1,429,284     6,091,266   2,963,845      813,953   (6,157,700)
   Building

INDUSTRIAL:

   TMR Warehouses          Various     OH       --       1,355,621    19,694,413     144,211    1,717,279          --

                                         ------------- -----------   -----------  ----------   ---------- ------------
                                               $--     $10,491,131   $59,466,126  $6,244,644   $5,462,206 $(19,638,700)
                                         ============= ===========   ===========  ==========   ========== ============




                             Gross Amount at which Carried
                                   at Close of Period
                             ---------------------------------
                                      Buildings
                                          And                        Accumulated      Date
      Description            Land     Improvements     Total         Depreciation   Acquired
-------------------------   -------  --------------  ----------     --------------  ----------



RETAIL:

   Melrose II Shopping    $  638,742   $ 1,953,407   $ 2,592,149        $ 541,261      1989
   Center

   Sunrise Marketplace     1,811,849     9,303,789    11,115,638        3,604,896      1989


   SuperValu Stores        1,935,936     7,442,041     9,377,977        2,206,428      1989


   Livonia Plaza           1,536,441     9,351,030    10,887,471        2,810,487      1989

                           ---------  --------------   ----------       -----------
                           5,922,968    28,050,267    33,973,235        9,163,072


OFFICE:

   568 Broadway Office       651,057     4,489,591     5,140,648        1,876,451      1986
   Building

INDUSTRIAL:

   TMR Warehouses          1,466,213    21,445,311    22,911,524        6,352,111      1988
                         -----------  ------------    ----------      -----------
                          $8,040,238   $53,985,169   $62,025,407      $17,391,634
                         ===========  ============   ===========      ===========



Note: The aggregate cost for Federal income tax purposes is $81,664,107 at DECEMBER 31, 2000.

HIGH EQUITY PARTNERS L.P.  - SERIES 88

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000



(A)  RECONCILIATION OF REAL ESTATE OWNED:


                                                 For the Years Ended December 31,
                                       -------------------------------------------------
                                          2000               1999               1998
                                       -----------        -----------        -----------
BALANCE AT BEGINNING OF YEAR           $61,924,496        $61,871,212        $61,407,085

ADDITIONS DURING THE YEAR
    Improvements to Real Estate            100,911             53,284            464,127
                                       -----------        -----------        -----------

BALANCE AT END OF YEAR (1)             $62,025,407        $61,924,496        $61,871,212
                                       ===========        ===========        ===========

(1) INCLUDES THE INITIAL COST OF THE PROPERTIES PLUS ACQUISITION AND CLOSING COSTS.



(B)  RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                              For the Years Ended December 31,
                                    -------------------------------------------------
                                       2000               1999               1998
                                    -----------        -----------        -----------
BALANCE AT BEGINNING OF YEAR        $15,963,186        $14,549,818        $13,096,743

ADDITIONS DURING THE YEAR
   Depreciation expense(1)            1,428,448          1,413,368          1,453,075
                                    -----------        -----------        -----------

BALANCE AT END OF YEAR              $17,391,634        $15,963,186        $14,549,818
                                    ===========        ===========        ===========

(1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS AND ON TENANT IMPROVEMENTS OVER THE ESTIMATED TERM OF THE RELATED LEASE.